Form 10-Q
period 2020-09-30
ACE Convergence Acquisition Corp.
filed 2020-11-16
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 23,000,000 Class A ordinary shares and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBR 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2020 (unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from March 31, 2020 (inception) through September 30, 2020 (unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity for the period from March 31, 2020 (inception) through September 30, 2020 (unaudited)	3
Condensed Statement of Cash Flows for the period from March 31, 2020 (inception) through September 30, 2020 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1A. Risk factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	17
Item 6. Exhibits	18
Part III. Signatures	19

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(unaudited)

ASSETS
Current assets
Cash	$45,023
Prepaid expenses	385,683
Total Current Assets	430,706

Lending facility deposit	900,000
Cash and marketable securities held in Trust Account	230,036,426
TOTAL ASSETS	$231,367,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,830
Accrued offering costs	23,200
Total Current Liabilities	45,030

Deferred underwriting fee payable	8,050,000
Total Liabilities	8,095,030

Commitments

Class A ordinary shares subject to possible redemption, 21,827,210 shares at $10.00 per share redemption value	218,272,100

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,172,790 shares issued and outstanding (excluding 21,827,210 shares subject to possible redemption)	117
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,079,112
Accumulated deficit	(79,802)
Total Shareholders’ Equity	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,367,132

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from March 31, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$111,494	$116,228
Loss from operations	(111,494)	(116,228)

Other income:
Interest earned on money market account	36,426	36,426
Net loss	$(75,068)	$(79,802)

Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000	5,750,000
Basic and diluted net loss per share, Class B redeemable ordinary shares	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares		Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(4,734)	(4,734)
Balance – June 30, 2020	—	—	5,750,000	575	24,425	(4,734)	20,266

Sale of 23,000,000 Units, net of underwriting discounts and offering costs	23,000,000	2,300	—	—	216,724,604	—	216,726,904

Sale of 6,600,000 Private Placement Warrants	—	—	—	—	6,600,000	—	6,600,000

Ordinary shares subject to possible redemption	(21,827,210)	(2,183)	—	—	(218,269,917)	—	(218,272,100)

Net loss	—	—	—	—	—	(75,068)	(75,068)
Balance – September 30, 2020	1,172,790	$117	5,750,000	$575	$5,079,112	$(79,802)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(79,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(36,426)
Payment of formation costs through promissory note	1,548
Changes in operating assets and liabilities:
Prepaid expenses	(385,683)
Accounts payable and accrued expenses	21,830
Net cash used in operating activities	(478,533)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,600,000
Lending facility deposit	(900,000)
Proceeds from promissory note – related party	62,558
Repayment of promissory note – related party	(186,760)
Payments of offering costs	(477,242)
Net cash provided by financing activities	230,523,556

Net Change in Cash	45,023
Cash – Beginning	—
Cash – Ending	$45,023

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$218,346,480
Change in value of Class A ordinary shares subject to possible redemption	$(74,380)
Deferred underwriting fee payable	$8,050,000
Offering costs paid through promissory note - related party	$122,654
Offering costs included in accrued offering costs	$388,987

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from March 31, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,273,096 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $623,096 of other offering costs. In addition, at September 30, 2020, cash of $45,023 was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on July 30, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 28, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 31, 2020 and August 5, 2020. The interim results for the three months ended September 30, 2020 and for the period from March 31, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed interim statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $36,426 for the three months ended September 30, 2020 and for the period from March 31, 2020 (inception) through September 30, 2020, by the weighted average number of Class A redeemable ordinary shares since issuance. Net loss per ordinary shares, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

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

Promissory Note — Related Party

On May 28, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The borrowings outstanding under the Promissory Note of $186,760 were repaid as of September 30, 2020.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For each of the three months ended September 30, 2020 and for the period from March 31, 2020 (inception) through September 30, 2020, the Company incurred $20,000, in fees for these services, of which $20,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2020.

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIO-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIO-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 1,172,790 Class A ordinary shares issued and outstanding, excluding 21,827,210 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $82 in cash and $230,036,344 in U.S. Treasury securities. During the period from March 31, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 1/28/21)	$230,036,344	$(4,280)	$230,032,064

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities	1	$230,032,064

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $75,068, which consists of operating costs of $111,494, offset by interest income on marketable securities held in the Trust Account of $36,426.

For the period from March 31, 2020 (inception) through September 30, 2020, we had a net loss of $79,802, which consists of formation and operating costs of $116,228, offset by interest income on marketable securities held in the Trust Account of $36,426.

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

For the period from March 31, 2020 months ended September 30, 2020, net cash used in operating activities was $478,533. Net loss of $79,802 was offset by interest earned on investments of $36,426 and formation expenses paid by the Sponsor of $1,548. Changes in operating assets and liabilities used $363,853 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $230,036,426 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $45,023 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $600,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, we deposited $900,000 into an account held by ASIO-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to us.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net income (loss) per ordinary share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 27, 2020, between the Company and Cantor Fitzgerald & Co.. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated July 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated July 27, 2020, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.2	Investment Management Trust Agreement, dated July 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated July 27, 2020, among the Company, the Sponsor and certain other security holders named therein. (1)
10.4	Administrative Services Agreement, dated July 27, 2020, between the Company and the Sponsor. (1)
10.5	Sponsor Warrants Purchase Agreement, dated July 27, 2020, between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated July 27, 2020, between the Company and Behrooz Abdi. (1)
10.7	Indemnity Agreement, dated July 27, 2020, between the Company and Sunny Siu. (1)
10.8	Indemnity Agreement, dated July 27, 2020, between the Company and Denis Tse. (1)
10.9	Indemnity Agreement, dated July 27, 2020, between the Company and Minyoung Park. (1)
10.10	Indemnity Agreement, dated July 27, 2020, between the Company and Kenneth Klein. (1)
10.11	Indemnity Agreement, dated July 27, 2020, between the Company and Omid Tahernia. (1)
10.12	Indemnity Agreement, dated July 27, 2020, between the Company and Ryan Benton. (1)
10.13	Indemnity Agreement, dated July 27, 2020, between the Company and Raquel Chmielewski. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 31, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONVERGENCE ACQUISITION CORP.

Date: November 16, 2020		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)