Form 10-K/A
period 2020-12-31
ACE Convergence Acquisition Corp.
filed 2021-05-06
CIK 1813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ACE Convergence Acquisition Corp.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

ACE Convergence Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K as of and for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 17, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of July 30, 2020 and September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company's prior accounting for its outstanding warrants issued in connection with its initial public offering in July 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

Following the issuance of the SEC statement on April 12, 2021 discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”) (the “Statement”), in connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 6,600,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 4, 2021, as discussed with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, as discussed with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from March 31, 2020 (inception) through December 31, 2020, we had a net loss of $9,188,357, which consists of formation and operating costs of $1,125,460, transaction costs associated with the initial public offering of $667,259 and a change in the fair value of the warrant liability of $7,487,000, offset by interest income on marketable securities held in the Trust Account of $91,362.

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

For the period from March 31, 2020 to December 31, 2020, net cash used in operating activities was $607,940. Net loss of $9,188,357 was impacted by interest earned on investments of $91,362, payment of formation costs through a promissory note of $1,548 and a non-cash charge for the change in the fair value of warrant liabilities of $7,487,000. Changes in operating assets and liabilities provided $515,972 of cash from operating activities.

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

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Withdrawals from the working capital facility will first reduce the deposit amount on account. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. In November 2020, the deposit amount was reduced by $850,000. As of December 31, 2020, the Company had no amounts outstanding under the working capital facility.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Item 8. Financial Statements and Supplementary Data

ACE CONVERGENCE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ACE Convergence Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ACE Convergence Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by January 30, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 5, 2021

ACE CONVERGENCE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$792,416
Prepaid expenses	343,839
Total Current Assets	1,136,255

Cash and marketable securities held in Trust Account	230,091,362
TOTAL ASSETS	$231,227,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities - accounts payable and accrued expenses	$859,811
Warrant liability	25,489,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 19,182,880 shares at $10.00 per share redemption value	191,828,800

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,817,120 shares issued and outstanding (excluding 19,182,880 shares subject to possible redemption)	382
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	14,187,406
Accumulated deficit	(9,188,357)
Total Shareholders’ Equity	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,227,617

The accompanying notes are an integral part of these financial statements.

ACE CONVERGENCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$1,125,460
Loss from operations	(1,125,460)

Other income(expense):
Interest earned on marketable securities held in Trust Account	91,362
Offering costs allocated to warrant liability	(667,259)
Change in fair value of warrant liability	(7,487,000)
Total other income (expense)	(8,062,897)
Net Loss	$(9,188,357)

Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,529,817
Basic and diluted net loss per share, Class B	$(1.68)

The accompanying notes are an integral part of these financial statements.

ACE CONVERGENCE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts, offering costs and warrant liability	23,000,000	2,300	—	—	205,989,863	—	205,992,163

Class A ordinary shares subject to possible redemption	(19,182,880)	(1,918)	—	—	(191,826,882)	—	(191,828,800)

Net loss	—	—	—	—	—	(9,188,357)	(9,188,357)
Balance — December 31, 2020	3,817,120	$382	5,750,000	$575	$14,187,406	$(9,188,357)	$5,000,006

The accompanying notes are an integral part of these financial statements.

ACE CONVERGENCE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(9,188,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(91,362)
Change in fair value of warrant liability	7,487,000
Offering costs allocated to warrant liability	667,259
Payment of formation costs through promissory note – related party	1,548
Changes in operating assets and liabilities:
Prepaid expenses	(343,839)
Accounts payable and accrued expenses	859,811
Net cash used in operating activities	(607,940)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,600,000
Proceeds of promissory note – related party	62,558
Repayment of promissory note – related party	(186,760)
Payments of offering costs	(500,442)
Net cash provided by financing activities	231,400,356

Net Change in Cash	792,416
Cash – Beginning	—
Cash – Ending	$792,416

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$200,344,480
Change in value of Class A ordinary shares subject to possible redemption	$(9,544,360)
Initial classification of warrant liability	$18,002,000
Deferred underwriting fee payable	$8,050,000
Payment of offering costs through promissory note – related party	$122,654

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2020. On July 30, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, ACE Convergence Acquisition LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 5.

Transaction costs charged to equity amounted to $13,273,096 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $623,096 of other offering costs. Of this amount, $12,605,837 was offset against the proceeds of the Initial Public Offering in equity and $667,259 was expensed as transaction costs.

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

ACE Convergence Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

ACE Convergence Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or any Extension Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

As of December 31, 2020, the Company had $792,416 in its operating bank accounts, $230,091,362 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $276,444.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, in consultation with the Company’s audit committee, management concluded that the Company’s Public and Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, in consultation with the Company’s audit committee, management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Notwithstanding the above mentioned impact, the Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following table reflects the Company’s balance sheet, statement of operations, and statement of cash flows as of and for the periods indicated below.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of July 30, 2020 (audited)
Warrant Liability	$—	$18,002,000	$18,002,000
Total Liabilities	8,627,236	18,002,000	26,629,236
Ordinary Shares Subject to Possible Redemption	218,346,480	(18,002,000)	200,344,480
Class A Ordinary Shares	117	180	297
Additional Paid-in Capital	5,004,732	667,079	5,671,811
Accumulated Deficit	(5,415)	(667,259)	(672,674)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$15,502,000	$15,502,000
Total Liabilities	8,095,030	15,502,000	23,597,030
Ordinary Shares Subject to Possible Redemption	218,272,100	(15,502,000)	202,770,100
Class A Ordinary Shares	117	155	272
Additional Paid-in Capital	5,079,112	(1,832,896)	3,246,216
Accumulated Deficit	(79,802)	1,832,741	1,752,939

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$25,489,000	$25,489,000
Total Liabilities	8,909,811	25,489,000	34,398,811
Ordinary Shares Subject to Possible Redemption	217,317,800	(25,489,000)	191,828,800
Class A Ordinary Shares	127	255	382
Additional Paid-in Capital	6,033,402	8,154,004	14,187,406
Accumulated Deficit	(1,034,098)	(8,154,259)	(9,188,357)

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(2,500,000)	$(2,500,000)
Offering costs allocated to warrant liability		667,259	667,259
Net loss	(75,068)	1,832,741	1,757,673
Basic and diluted net loss per share, Class B	(0.02)	0.32	0.30

For the Period from March 31, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(2,500,000)	$(2,500,000)
Offering costs allocated to warrant liability	—	667,259	667,259
Net loss	(79,802)	1,832,741	1,752,939
Basic and diluted net loss per share, Class B	(0.02)	0.32	0.30

For the Period from March 31, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$7,487,000	$7,487,000
Offering costs allocated to warrant liability	—	667,259	667,259
Net loss	(1,034,098)	(8,154,259)	(9,188,357)
Basic and diluted net loss per share, Class B	(0.19)	(1.49)	(1.68)

Cash Flow Statement for the Period from March 31, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(79,802)	$1,832,741	$1752,939
Change in fair value of warrant liability	—	(2,500,000)	(2,500,000)
Offering costs allocated to warrant liability	—	667,259	667,259
Initial classification of warrant liability	—	18,002,000	18,002,000
Initial classification of common stock subject to possible redemption	218,346,480	(18,002,000)	200,344,480
Change in value of common stock subject to possible redemption	(74,380)	2,425,620	2,351,240

Cash Flow Statement for the Period from March 31, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(1,034,098)	$(8,154,259)	$(9,188,357)
Change in fair value of warrant liability	—	7,487,000	7,487,000
Offering costs allocated to warrant liability	—	667,259	667,259
Initial classification of warrant liability	—	18,002,000	18,002,000
Initial classification of common stock subject to possible redemption	218,346,480	(18,002,000)	200,344,480
Change in value of common stock subject to possible redemption	(1,028,680)	(8,515,680)	(9,544,360)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholder’s equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. Accordingly, offering costs amounting to $12,605,837 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and the remaining $667,259 of offering costs related to the warrant liability was charged to operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. .. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from March 31, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$91,362
Net Earnings	$91,362
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted (1)	23,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(9,188,357)
Redeemable Net Earnings	$(91,362)
Non-Redeemable Net Loss	$(9,279,719)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted (1)	5,529,817
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.68)

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Withdrawals from the working capital facility will first reduce the deposit amount on account. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. In November 2020, the deposit amount was reduced by $850,000. As of December 31, 2020, the Company had no outstanding borrowings under the working capital facility.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,817,120 Class A ordinary shares issued and outstanding, excluding 19,182,880 Class A ordinary shares subject to possible redemption.

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

NOTE 9 – WARRANT LIABILITY

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s held-to-maturity assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:	U.S. Treasury Securities (Mature on 01/28/2021)	1	$230,091,280	$7,515	$230,098,795

Liabilities:
Warrant Liability – Public Warrants		1			$15,985,000
Warrant Liability – Private Placement Warrants		3			$9,504,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on July 30, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Black-Scholes model for the Private Placement Warrants were as follows at initial measurement:

Input	July 30, 2020
Risk-free interest rate	0.32%
Expected term (years)	5.92
Expected volatility	21.5%
Exercise price	$11.50
Fair value of Units	$10.00

On July 30, 2020, the fair value of the Public Warrants was determined to be $0.98 per warrant for an aggregate value of $11.3 million. The fair value of the Private Placement Warrants was determined to be $1.02 per warrant for an aggregate value of $6.7 million.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows as of December 31, 2020:

Input	December 31, 2020
Risk-free interest rate	0.36%
Expected term (years)	5.49
Expected volatility	22.7%
Exercise price	$11.50
Fair value of Shares	$10.22

As of December 31, 2020, the derived fair value of the Private Placement Warrants was determined to be $1.44 per warrant for an aggregate value of $9.1 million. The observable fair value of the Public Warrants was $1.39 per warrant for an aggregate value of $16.0 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value as of May 28 2020	$—		$—		$—
Initial measurement on July 30, 2020	6,732,000	3	11,270,000	3	18,002,000
Change in fair value	2,772,000		4,715,000		7,487,000
Fair value as of December 31, 2020	$9,504,000	3	$15,985,000	1	$25,489,000

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11,270,000 during the period from July 30, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described in footnote 2 and as below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Restatement of Previously Issued Financial Statements

On May 4, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from March 31, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. In May 2020, our sponsor transferred an aggregate of 155,000 founder shares to certain members of our management team. Please see “Note 6.— Related Party Transactions.”

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Period ended December 31, 2020	For the Period ended December 31, 2019
Audit Fees(1)	$81,370	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$181,718	$—
Total	$263,088	$—

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, tax advice and financial and tax due diligence.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated July 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated July 27, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated July 27, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 27, 2020, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated July 27, 2020, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Behrooz Abdi.
10.7(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Sunny Siu.
10.8(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Denis Tse.
10.9(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Minyoung Park.
10.10(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Kenneth Klein.
10.11(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Omid Tahernia.
10.12(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Ryan Benton.
10.13(1)	Indemnity Agreement, dated July 27, 2020, between the Company and Raquel Chmielewski.
14.01(2)	Code of Ethics and Business Conduct of ACE Convergence Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2020.

(2)	Incorporated by reference to the Original 10-K filed on March 17, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Convergence Acquisition Corp.

Date: May 6, 2021	/s/ Behrooz Abdi
By: Behrooz Abdi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Behrooz Abdi
Name:	Behrooz Abdi
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	May 6, 2021

/s/ Sunny Siu
Name:	Sunny Siu
Title:	President and Director
Date:	May 6, 2021

/s/ Denis Tse

Name:	Denis Tse
Title:	Secretary and Director
Date:	May 6, 2021

/s/ Minyoung Park

Name:	Minyoung Park
Title:	Chief Financial Officer
Date:	May 6, 2021

/s/ Kenneth Klein

Name:	Kenneth Klein
Title:	Director
Date:	May 6, 2021

/s/ Omid Tahernia

Name:	Omid Tahernia
Title:	Director
Date:	May 6, 2021

/s/ Ryan Benton

Name:	Ryan Benton
Title:	Director
Date:	May 6, 2021

/s/ Raquel Chmielewski

Name:	Raquel Chmielewski
Title:	Director
Date:	May 6, 2021