Form 10-Q
period 2021-03-31
ACE Convergence Acquisition Corp.
filed 2021-05-24
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 23,000,000 Class A ordinary shares and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$27,483	$792,416
Prepaid expenses	301,000	343,839
Total Current Assets	328,483	1,136,255

Marketable securities held in Trust Account	230,131,476	230,091,362
TOTAL ASSETS	$230,459,959	$231,227,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,305,022	$859,811
Total current liabilities	1,305,022	859,811

Warrant liability	35,800,560	25,489,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	45,155,582	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 18,030,437 and 19,182,880 shares at redemption value at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	180,304,370	191,828,800

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,969,563 and 3,817,120 issued and outstanding (excluding 18,030,437 and 19,182,880 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	497	382
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	25,711,721	14,187,406
Accumulated deficit	(20,712,786)	(9,188,357)
Total Shareholders’ Equity	5,000,007	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,459,959	$231,227,617

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$1,252,982
Loss from operations	(1,252,982)
Other income (expense):
Change in fair value of warrant liability	(10,311,560)
Interest earned on marketable securities held in Trust Account	40,113
Other expense, net	(10,271,447)
Net loss	$(11,524,429)
Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(2.03)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,817,120	$382	5,750,000	$575	$14,187,406	$(9,188,357)	$5,000,006
Class A ordinary shares subject to possible redemption	1,152,443	115	-	-	11,524,315	-	11,524,430
Net loss	-	-	-	-	-	(11,524,429)	(11,524,429)
Balance – March 31, 2021 (unaudited)	4,969,563	$497	5,750,000	$575	$25,711,721	$(20,712,786)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(11,524,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(40,114)
Change in fair value of warrant liability	10,311,560
Changes in operating assets and liabilities:
Prepaid expenses	42,839
Accounts payable and accrued expenses	445,211
Net cash used in operating activities	(764,933)
Net Change in Cash	(764,933)
Cash – Beginning	792,416
Cash – Ending	$27,483
Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(11,524,430)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

Going Concern

As of March 31, 2021, the Company had $27,483 in its operating bank accounts, $230,131,476 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $976,536.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on May 6, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $13,273,096, of which $12,605,837 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and the remaining $667,259 of offering costs allocated to the warrant liability was charged to operations.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 18,100,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable Class B ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Ordinary Shares
Numerator: Loss allocable to Redeemable Class A Ordinary Shares
Interest Income	$40,113
Redeemable Net Income	$40,113
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	23,000,000
Redeemable Net Income/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(11,524,429)
Redeemable Net Loss Income	40,113
Non-Redeemable Net Loss	$(11,564,542)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,750,000
Non-Redeemable Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.01)

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•       Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•       Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•       Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of AASU 2020-06 did not have an impact on the Company’s financial statements.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000, in fees for these services.

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIO-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIO-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. In November 2020, the deposit amount was reduced by $850,000. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the working capital facility.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement, including that the Merger Agreement may be terminated by either party if the Closing has not occurred prior to July 15, 2021.  In addition, the Subscription Agreements may be terminated by the PIPE Investors if the Closing has not occurred prior to July 15, 2021. While the parties are endeavoring to consummate the transaction as soon as practicable, the Company has yet to clear all SEC comments and, in May 2021, the SEC informed the Company that it was investigating certain disclosures made in the Form S-4. The Company and Achronix are fully cooperating with the SEC to provide all required information that will enable completion of the Form S-4.  There can be no assurances that these matters will be concluded or that we will receive SEC clearance prior to July 15, 2021, or that any party will agree to waive such requirements.

For more information about the Merger Agreement and the proposed Achronix Business Combination, see our Current Report on Form 8-K filed with the SEC on January 7, 2021, as amended on January 8, 2021, and in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 (File No. 333-252928) that we filed with the SEC relating to our proposed business combination with Achronix (the “Achronix Disclosure Statement”). Unless specifically stated, this Annual Report does not give effect to the proposed Achronix Business Combination and does not contain the risks associated with the proposed Achronix Business Combination. Such risks and effects relating to the proposed Achronix Business Combination will be included in the Achronix Disclosure Statement.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,969,563 and 3,817,120, respectively of Class A ordinary shares issued and outstanding, excluding 18,030,437 and 19,182,880, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 – WARRANTS

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

MARCH 31, 2021

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At March 31, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,130,878 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $82 in cash and $230,091,280 in U.S. Treasury Securities.

The gross holding gains (loss) and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Gain) Loss	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 3/31/21)*	$230,130,878	$8,821	$230,139,699
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/21)	230,091,280	(7,515)	230,098,795

*	Upon maturity, the securities were reinvested into money market funds, which invest in U.S. Treasury Securities.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	March 31,	December 31,
Description	(level)	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$230,139,699	$230,098,795

Liabilities:
Warrant Liability – Public Warrants	1	$22,425,000	$15,985,000
Warrant Liability – Private Placement	3	$13,375,560	$9,504,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at the following measurement dates:

Input:	March 31, 2021	December 31, 2020
Risk-free interest rate	0.92%	0.36%
Expected term (years)	5.25	5.49
Expected volatility	30.0%	22.7%
Exercise price	$11.50	$11.50
Stock Price	$9.97	$10.22

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$9,504,000
Change in fair value	3,971,560
Fair value as of March 31, 2021	$13,375,560

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2021.

NOTE 10 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $11,524,429, which consists of the change in the fair value of the warrant liability of $10,311,560 and operating costs of $1,252,982, offset by interest income on marketable securities held in the Trust Account of $40,113.

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

For the three months ended March 31, 2021, net cash used in operating activities was $764,933. Net loss of $11,524,429 was offset by noncash loss derived from the change in the fair value of the warrant liability of $10,311,560 and interest earned on investments of $40,114. Changes in operating assets and liabilities provided $487,600 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $230,131,476 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $27,483 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $600,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, we deposited $900,000 into an account held by ASIO-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to us. In November 2020, the deposit amount was reduced by $850,000. As of March 31, 2021, the Company had no outstanding borrowing under the working capital facility.

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

Going Concern

We have until January 22, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on July 2020 and will continue to incur these fees on a monthly basis until the earlier of the completion of the Business Combination and the Company’s liquidation.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 6, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

ACE CONVERGENCE ACQUISITION CORP.

Date: May 24, 2021		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)