Form 10-Q
period 2021-06-30
ACE Convergence Acquisition Corp.
filed 2021-08-16
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 16, 2021, there were 23,000,000 Class A ordinary shares and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as June 31, 2020 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from March 31, 2020 (Inception) through June 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and for the period from March 31, 2020 (Inception) through June 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from March 31, 2020 (Inception) through June 30, 2020	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1A. Risk factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 6. Exhibits	28
Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,093	$792,416
Prepaid expenses	236,028	343,839
Total Current Assets	238,121	1,136,255

Marketable securities held in Trust Account	230,146,571	230,091,362
TOTAL ASSETS	$230,384,692	$231,227,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,010,524	$859,811
Promissory note – related party	90,000	—
Total current liabilities	2,100,524	859,811

Warrant liability	35,972,385	25,489,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	46,122,909	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 17,926,178 and 19,182,880 shares at redemption value at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	179,261,780	191,828,800

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,073,822 and 3,817,120 issued and outstanding (excluding 17,926,178 and 19,182,880 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	507	382
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	26,754,301	14,187,406
Accumulated deficit	(21,755,380)	(9,188,357)
Total Shareholders’ Equity	5,000,003	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,384,692	$231,227,617

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from March 31,
				2020
	Three Months		Six Months	(Inception)
	Ended		Ended	through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Operating costs	$885,864	$4,734	$2,138,846	$4,734
Loss from operations	(885,864)	(4,734)	(2,138,846)	(4,734)

Other income (loss):
Change in fair value of warrant liability	(171,825)	—	(10,483,385)	—
Interest earned on marketable securities held in Trust Account	15,095	—	55,208	—
Total other loss, net	(156,730)	—	(10,428,177)	—
Net loss	$(1,042,594)	$(4,734)	$(12,567,023)	$(4,734)
Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$—	$0.00	$—
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.18)	$(0.00)	$(2.20)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary		Class B Ordinary		Additional Paid		Total
	Shares		Shares		in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,817,120	$382	5,750,000	$575	$14,187,406	$(9,188,357)	$5,000,006

Change in Class A ordinary shares subject to possible redemption	1,152,443	115	—	—	11,524,315	—	11,524,430

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)
Balance - March 31, 2021 (unaudited)	4,969,563	$497	5,750,000	$575	$25,711,721	$(20,712,786)	$5,000,007

Change in Class A ordinary shares subject to possible redemption	104,259	10	—	—	1,042,580	—	1,042,590

Net loss	—	—	—	—	—	(1,042,594)	(1,042,594)
Balance – June 30, 2021 (unaudited)	5,073,822	$507	5,750,000	$575	$26,754,301	$(21,755,380)	$5,000,003

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH JUNE 30, 2020

			Additional Paid
	Class B Ordinary Shares		in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(4,734)	(4,734)
Balance – June 30, 2020	5,750,000	$575	$24,425	$(4,734)	$20,266

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 30,
	Six Months	2020 (Inception)
	Ended	through
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(12,567,023)	$(4,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(55,209)	—
Change in fair value of warrant liability	10,483,385	—
Payment of formation costs through promissory note	—	1,548
Changes in operating assets and liabilities:
Prepaid expenses	107,811	—
Accounts payable and accrued expenses	1,150,713	1,488
Net cash used in operating activities	(880,323)	(1,698)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of common stock to Sponsor	—	—
Proceeds from promissory note - related party	—	57,000
Repayment of promissory note - related party	90,000	—
Payment of offering costs	—	(79,155)
Net cash provided by financing activities	90,000	2,845

Net Change in Cash	(790,323)	1,147
Cash – Beginning	792,416	—
Cash – Ending	$2,093	$1,147

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note - related party	$—	$5,191
Deferred offering costs included in accrued offering costs	$—	$196,003
Change in value of Class A ordinary shares subject to possible redemption	$(12,567,020)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Going Concern

As of June 30, 2021, the Company had $2,093 in its operating bank accounts, $230,146,571 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,862,403.

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on May 6, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. s. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 18,100,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive and the exercise of the warrants are contingent upon the occurrence of future events. For the three and six months periods ending June 30, 2021 the average share price of the Company’s ordinary shares was $12.22 and $11.60, respectively, which is in excess of the 11.50 exercise price of the Company’s Warrants.

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

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class B ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest and all other income or loss is wholly attributable to the non-redeemable Ordinary Shares.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

				For the Period
				from May 12,
				2020
	Three Months		Six Months	(Inception)
	Ended		Ended	through
	June 30,		June 30,	June 30,
	(Unaudited) 2021	(Unaudited) 2020	(Unaudited) 2021	(Unaudited) 2020
Redeemable Class A Ordinary Shares
Numerator: Loss allocable to Redeemable Class A Ordinary Shares
Interest Income	$15,095	$—	$55,208	$—
Redeemable Net Income	$15,095	$—	$55,208	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	23,000,000	—	23,000,000	—
Redeemable Net Income/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,042,594)	$(4,734)	$(12,567,023)	$(4,734)
Less: Redeemable Net Loss	(15,095)	—	(55,208)	—
Non-Redeemable Net Loss	$(1,057,689)	$(4,734)	$(12,622,231)	$(4,734)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	—	—	—	—
Non-Redeemable Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.18)	$(0.00)	$(2.20)	$(0.00)

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended June 30, 2020, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate consideration of $25,000. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 Founder Shares to certain members of the Company’s management team. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on July 30, 2020, 750,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. The Company paid $30,000 in the six months period and a balance of $30,000 is included in accrued liabilities as of June 30, 2021 on the balance sheet.  For the period from March 30, 2020 (inception) through June 30, 2020, the company did not incur any fees for these services.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIO-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIO-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. In November 2020, the deposit amount was reduced by $850,000. As of June 30, 2021 and December 31, 2020, the Company had $90,000 borrowings under the working capital facility.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31,2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Termination of Proposed Achronix Business Combination

On January 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and ACE Convergence Subsidiary Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). In May 2021, the SEC informed the Company that it was investigating certain disclosures made in the Form S-4. On July 11, 2021, the Company and Achronix terminated the Merger Agreement in a mutual decision not to pursue the Business Combination. On July 13, 2021, the Company withdrew the registration statement on Form S-4. As of August 16, 2021, the SEC’s inquiries regarding the Form S-4 remains ongoing.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,073,822 and 3,817,120, respectively of Class A ordinary shares issued and outstanding, excluding 17,926,178 and 19,182,880, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2021

NOTE 8 — WARRANTS

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,145,973 in money market funds. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $82 in cash and $230,091,280 in U.S. Treasury Securities.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The gross holding gains (loss) and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

			Gross
			Holding
		Amortized	(Gain)
	Held-To-Maturity	Cost	Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/21)*	230,091,280	(7,515)	230,098,795

*    Upon maturity, the securities were reinvested into money market funds, which invest in U.S. Treasury Securities. As of June 30, 2021 none were held to maturity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	June 30,	December 31,
Description	(level)	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$230,146,571	$230,098,795

Liabilities:
Warrant Liability – Public Warrants	1	$22,712,500	$15,985,000
Warrant Liability – Private Placement	3	$13,259,885	$9,504,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at the following measurement dates:

	June 30,	December 31,
Input:	2021	2020
Risk-free interest rate	0.87%	0.36%
Expected term (years)	5.25	5.49
Expected volatility	30.0%	22.7%
Exercise price	$11.50	$11.50
Stock Price	$9.95	$10.22

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2021	$9,504,000
Change in fair value	3,755,885
Fair value as of June 30, 2021	$13,259,885

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three or six months ended June 30, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 11, 2021, the Company and Achronix mutually decided not to pursue the Business Combination, and on July 13, 2021, the Company withdrew its registration on the Form S-4. As of August 16, 2021, the SEC’s inquiries regarding certain disclosures in the Form S-4, which commenced in May 2021, remains ongoing.

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

Recent Developments

On January 7, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, and Achronix Semiconductor Corporation, a Delaware corporation (“Achronix”). On July 11, 2021, the Company and Achronix terminated the Merger Agreement in a mutual decision not to pursue the Business Combination.

On July 13, 2021, the Company withdrew the registration statement on Form S-4. The Company has been subject to inquiries by the SEC since May 2021 regarding certain disclosures in the Form S-4. As of August 16, 2021, such inquires remain ongoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $1,042,594, which consists of the change in the fair value of the warrant liability of $171,825 and operating costs of $885,864, offset by interest income on marketable securities held in the Trust Account of $15,095.

For the six months ended June 30, 2021, we had a net loss of $12,567,023, which consists of the change in the fair value of the warrant liability of $10,483,385 and operating costs of $2,138,846 offset by interest income on marketable securities held in the Trust Account of $55,208.

For the period from March 30, 2020 (inception) through June 30, 2020, we had a net loss of $4,734, which consists of operating costs of $4,734.

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

For the six months ended June 30, 2021, net cash used in operating activities was $880,323. Net loss of $12,567,023 was offset by noncash loss derived from the change in the fair value of the warrant liability of $10,483,385 and interest earned on investments of $55,209. Changes in operating assets and liabilities provided $1,258,524 of cash from operating activities.

For the period from March 30, 2020 (inception) through June 30, 2020, net cash used in operating activities was $1,698. Net loss of $4,734 was offset by the formation cost paid through promissory note of $1,548. Changes in operating assets and liabilities provided $1,488 of cash from operating activities.

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

As of June 30, 2021, we had cash and marketable securities of $230,146,571 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2021, we had cash of $2,093 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $600,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, we deposited $900,000 into an account held by ASIO-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIO-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to us. In November 2020, the deposit amount was reduced by $850,000. As of June 30, 2021, the Company had no outstanding borrowing under the working capital facility.

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

Going Concern

We have until January 30, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 30, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 6, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONVERGENCE ACQUISITION CORP.

Date: August 16, 2021		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)