Form 10-Q
period 2021-09-30
ACE Convergence Acquisition Corp.
filed 2021-11-15
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 23,000,000 Class A ordinary shares and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from March 31, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from March 31, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from March 31, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1A. Risk factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 6. Exhibits	28
Part III. Signatures	29

i

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$15,842	$792,416
Prepaid expenses	172,722	343,839
Total Current Assets	188,564	1,136,255

Marketable securities held in Trust Account	230,152,372	230,091,362
TOTAL ASSETS	$230,340,936	$231,227,617

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,375,918	$859,811
Promissory note – related party	309,210	—
Total current liabilities	4,685,128	859,811

Warrant liability	11,055,764	25,489,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	23,790,892	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 23,000,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(23,450,531)	(33,171,769)
Total Shareholders’ Deficit	(23,449,956)	(33,171,194)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,340,936	$231,227,617

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from March 31,
				2020
	Three Months		Nine Months	(Inception)
	Ended		Ended	Through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020
Operating costs	$2,634,162	$111,494	$4,773,008	$116,228
Loss from operations	(2,634,162)	(111,494)	(4,773,008)	(116,228)

Other income:
Change in fair value of warrant liability	24,916,621	2,500,000	14,433,236	2,500,000
Transaction costs - warrants	—	(667,259)	—	(667,259)
Interest earned on marketable securities held in Trust Account	5,802	36,426	61,010	36,426
Total other income, net	24,922,423	1,869,167	14,494,246	1,869,167
Net income	$22,288,261	$1,757,673	$9,721,238	$1,752,939
Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per share, Class A	$0.78	$0.06	$0.34	$0.06
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B	$0.78	$0.06	$0.34	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(44,696,198)	$(44,695,623)

Net loss	—	—	—	—	—	(1,042,594)	(1,042,594)
Balance - June 30, 2021	—	$—	5,750,000	$575	$—	$(45,738,792)	$(45,738,217)

Net income	—	—	—	—	—	22,288,261	22,288,261
Balance – September 30, 2021	—	$—	5,750,000	$575	$—	$(23,450,531)	$(23,449,956)

FOR THE PERIOD THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM March 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(4,734)	(4,734)
Balance – June 30, 2020	—	$—	5,750,000	$575	$24,425	$(4,734)	$20,266

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(23,983,412)	(24,007,837)

Net income	—	—	—	—	—	1,757,673	1,757,673
Balance – September 30, 2020	—	$—	5,750,000	$575	$—	$(22,230,473)	$(22,229,898)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 31,
	Nine Months	2020 (Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$9,721,238	$1,752,939
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(61,010)	(36,426)
Change in fair value of warrant liability	(14,433,236)	(2,500,000)
Transaction cost allocated to warrants	—	667,259
Payment of formation costs through promissory note	—	1,548
Changes in operating assets and liabilities:
Prepaid expenses	171,117	(385,683)
Accounts payable and accrued expenses	3,516,107	21,830
Net cash used in operating activities	$(1,085,784)	$(478,533)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(230,000,000)
Net cash used in investing activities	$—	$(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	$—	$25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,600,000
Proceeds from issuance of common stock to Sponsor	—	—
Lending facility deposit	—	(900,000)
Proceeds from promissory note - related party	309,210	62,558
Repayment of promissory note - related party	—	(186,760)
Payment of offering costs	—	(477,242)
Net cash provided by financing activities	$309,210	$230,523,556

Net Change in Cash	$(776,574)	$45,023
Cash – Beginning	792,416	—
Cash – Ending	$15,842	$45,023

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$23,200
Offering costs paid through promissory note - related party	$—	$122,654
Initial classification of ordinary shares subject to possible redemption	$—	$230,000,000
Initial classification of Warrant Liability	$—	$18,002,000
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

ACE Convergence Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 31, 2020. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). On January 6, 2021, ACE Convergence Subsidiary Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of ACE Convergence Acquisition Corp., was formed.

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 30, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Going Concern

As of September 30, 2021, the Company had $15,842 in its operating bank accounts, $230,152,372 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,496,564.

The Company intends to complete a Business Combination by January 30, 2022  or during any Extension Period, as applicable. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements, as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A ordinary shares subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A ordinary shares within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. The changes to the earnings per share calculation is considered to be immaterial.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of December 31, 2020 (audited)	Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$191,828,800	$38,171,000	$230,000,000
Class A ordinary shares	$382	$(382)	$—
Additional paid-in capital	$14,187,406	$(14,187,406)	$—
Accumulated deficit	$(9,188,357)	$(23,983,412)	$(33,171,769)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,171,200)	$(33,171,194)

Statement of Cash Flows for the Period of March 31, 2020 through September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$200,344,480	$29,655,520	$230,000,000
Change in value of Class A ordinary shares subject to possible redemption	(74,380)	74,380	—

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on May 6, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(11,270,000)
Class A ordinary shares issuance costs	$(12,737,837)
Plus:
Accretion of carrying value to redemption value	$24,007,837
Class A ordinary shares subject to possible redemption	$230,000,000

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value..

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

							For the Period
							from March 31, 2020
	Three Months Ended		Three Months Ended		Nine Months Ended		(Inception) Through
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$17,830,609	$4,457,652	$1,406,138	$351,535	$7,776,990	$1,944,248	$1,402,351	$350,588
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.78	$0.78	$0.06	$0.06	$0.34	$0.34	$0.06	$0.06

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended June 30, 2020, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate consideration of $25,000. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 Founder Shares to certain members of the Company’s management team. On October 13, 2021, the Sponsor transferred an aggregate of 1,678,500 Founder Shares to Sunny Siu.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Sponsor and the initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of thei Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services. The Company paid $30,000 in the three and nine months period and a balance of $60,000 is included in accrued liabilities as of September 30, 2021 on the balance sheet.  For the three months ended September 30, 2020 and for the period from March 31, 2020 (inception) through September 30, 2020, the Company incurred and paid $20,000 fees for these services.

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of September 30, 2021 and December 31, 2020, the Company had $309,210.24 and no borrowing, respectively, borrowings under the working capital facility.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had $309,210 of borrowings under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On May 24, 2021, in its Form 10-Q for the quarter ended March 31, 2021, we disclosed that the SEC informed us that it was investigating certain disclosures made in the Form S-4 relating to our proposed business combination with Achronix. On July 11, 2021, we and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the merger agreement relating to the proposed business combination.

On October 27, 2021, we received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”).  Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.” The SEC provided this notice pursuant to the guidelines set out in the final paragraph of Securities Act Release No. 5310 (the text of this release can be found at: http://www.sec.gov/divisions/enforce/wells-release.pdf).

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 9 — WARRANTS

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,151,774 in money market funds. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $82 in cash and $230,091,280 in U.S. Treasury Securities.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The gross holding gains (loss) and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

			Gross
			Holding
		Amortized	(Gain)
	Held-To-Maturity	Cost	Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/21)*	230,091,280	(7,515)	230,098,795

*    Upon maturity, the securities were reinvested into money market funds, which invest in U.S. Treasury Securities. As of September 30, 2021 none were held to maturity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	September 30,	December 31,
Description	(level)	2021	2020
Assets:
Cash and Investments held in Trust Account	1	$230,152,372	—

Liabilities:
Warrant Liability – Public Warrants	1	$6,900,000	$15,985,000
Warrant Liability – Private Placement	3	$4,155,764	$9,504,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Warrants were initially classified as Level 3 due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at the following measurement dates:

	September 30,	December 31,
Input:	2021	2020
Risk-free interest rate	0.98%	0.36%
Expected term (years)	5.34	5.49
Expected volatility	18.4%	22.7%
Exercise price	$11.50	$11.50
Stock Price	$9.91	$10.22

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2021	$9,504,000
Change in fair value	(5,348,236)
Fair value as of September 30, 2021	$4,155,764

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2021.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On October 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempo Automation, Inc., a Delaware corporation (“Tempo”), and ACE Convergence Subsidiary Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”).

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Tempo Business Combination”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Prior to the closing of the Tempo Business Combination (the “Closing”), the Company shall domesticate as a Delaware corporation (the “Domestication” and, ACE, after the Domestication, “Domesticated ACE”) and shall immediately be renamed “Tempo Automation Holdings, Inc.”

On August 13, 2021, Tempo Automation, Inc., a Delaware corporation (“Tempo”) entered into a Stock Purchase Agreement (the “Whizz Agreement”) with Whizz Systems, Inc., a Delaware corporation (“Whizz”), and on October 13, 2021, Tempo entered into an Agreement and Plan of Merger (the “Compass AC Agreement”) with Compass AC Holdings, Inc., a Delaware corporation (“Compass AC”), pursuant to which, and on the terms and subject to the conditions of which, Tempo will acquire all of the outstanding shares of capital stock of each Whizz and Compass AC (the “Tempo Add-On Acquisitions”) immediately following the closing of the Business Combination (as defined below). After the Effective Time, ACE will pay or issue to eligible Whizz equityholders and Compass AC equityholders their respective pro rata portion of the Whizz Consideration (as defined in the Merger Agreement) or the Compass AC Consideration (as defined in the Merger Agreement), including, for the avoidance of doubt, any applicable earnout consideration, upon the terms and subject to the conditions set forth in the Whizz Agreement or the Compass AC Agreement, as applicable.

The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of ACE and Tempo, (ii) effectiveness of

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

the registration statement on Form S-4 (which will include a proxy statement for holders of ACE’s ordinary shares) initially filed by ACE  with the SEC on November 12, 2021 in connection with the Business Combination (the “Registration Statement”), (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any legal restraints on the Closing, and (vi) receipt of approval for listing on The Nasdaq Stock Market LLC (“Nasdaq”) the shares of Domesticated ACE common stock to be issued in connection with the Merger.

ACE’s obligation to consummate the Business Combination is also subject to, among other things, (i) the accuracy of the representations and warranties of Tempo as of the date of the Merger Agreement and as of the Closing, (ii) each of the covenants of Tempo having been performed in all material respects and (iii) all conditions of the closing of each of the Tempo Add-On Acquisitions being satisfied or waived and each of the Tempo Add-On Acquisitions being prepared to be consummated immediately after the Closing.

Tempo’s obligation to consummate the Merger is also subject to, among other things, (i) the accuracy of the representations and warranties of ACE as of the date of the Merger Agreement and as of the Closing, (ii) ACE having performed each of the covenants in all material respects, (iii) the Domestication having been completed and (iv) the sum of (w) the amount of cash available in the trust account into which substantially all of the proceeds of ACE’s initial public offering and private placements of its warrants have been deposited for the benefit of ACE, certain of its public shareholders and the underwriters of ACE’s initial public offering (the “Trust Account”), after deducting the amount required to satisfy ACE’s obligations to its shareholders (if any) that exercise their rights to redeem their Class A ordinary shares pursuant to ACE’s amended and restated memorandum and articles of association (but prior to payment of (a) any deferred underwriting commissions being held in the Trust Account and (b) any transaction expenses of ACE or its affiliates), plus (x) the PIPE Investment Amount (as defined in the Merger Agreement), plus (y) the Available Credit Amount (as defined in the Merger Agreement), plus (z) the Available Cash Amount (as defined in the Merger Agreement), being at least equal to $320,000,000.

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of ACE and Tempo, (ii) by Tempo, if certain approvals of the shareholders of ACE, to the extent required under the Merger Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by ACE, if certain approvals of the stockholders of Tempo, to the extent required under the Merger Agreement, are not obtained within five business days after the Registration Statement has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and delivered or otherwise made available to Tempo’s stockholders, (iv) by either ACE or Tempo in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before January 30, 2022 (the “Agreement End Date”), unless ACE is in material breach of the Merger Agreement; provided that in the event the Extension Proposals are approved by the stockholders of ACE, then nine (9) months after the date of the Merger Agreement; provided further, that if so extended, then Tempo shall have the right to extend the Agreement End Date for one period of three (3) months if either of the Add-On Acquisitions has not closed due to a failure to obtain regulatory approvals or legal restraints on the closing of either Add-On Acquisition (subject to the requirement that the other conditions to the Closing have generally been satisfied or waived on or before such date).

On or prior to the execution of the Merger Agreement, ACE entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which: (i) certain of the PIPE Investors have collectively subscribed for 8,200,000 shares of the Domesticated ACE Common Stock for an aggregate purchase price equal to $82,000,000 pursuant to Subscription Agreements (the “PIPE Common Stock Subscription Agreements”) and (ii) an affiliate of ACE’s sponsor, ACE Convergence Acquisition LLC (the “Sponsor”), has committed to purchase no less than $25,000,000 of ACE’s 12% convertible senior notes due 2025 pursuant to a Note Subscription Agreement (the “PIPE Convertible Note Subscription Agreement” and, together with the PIPE Common Stock Subscription Agreements, the “PIPE Subscription Agreements”), which is referred to as the “PIPE Investment.”

Concurrently with the execution of the Merger Agreement, an affiliate of the Sponsor (such affiliate, the “Backstop Investor”) entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor has committed to purchase, following the Domestication and prior to or substantially

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders.

On October 13, 2021, ACE entered into a Support Agreement (the “Sponsor Support Agreement”), by and among ACE, the Sponsor, certain of ACE’s directors and officers and Tempo, pursuant to which the Sponsor and each director and officer of ACE agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

On October 13, 2021, ACE entered into a Support Agreement (the “Tempo Holders Support Agreement”), by and among ACE, Tempo and certain stockholders of Tempo (the “Tempo Stockholders”). Pursuant to the Tempo Holders Support Agreement, the Tempo Stockholders agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of Tempo Holders Support Agreement, and vote against any alternative merger, purchase of assets or proposals that would impede, frustrate, prevent or nullify any provision of the Merger, the Merger Agreement or the Tempo Holders Support Agreement or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

The Merger Agreement contemplates that, at the Closing, ACE will enter into lock-up agreements with (i) the Sponsor and (ii) and certain former stockholders of Tempo and Compass AC, in each case, restricting the transfer of Domesticated ACE Common Stock from and after the Closing. The restrictions under the lock-up agreements begin at the Closing and end on, among other things, in the case of the Sponsor and certain former stockholders of Tempo, the date that is 365 days after the Closing, and in the case of certain former stockholders of Compass AC, the date that is 180 days after the Closing, or (in each case) upon the stock price of Domesticated ACE reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

For more information about the Merger Agreement and the proposed Tempo Business Combination, see our Current Report on Form 8-K filed with the SEC on October 14, 2021, and in our preliminary prospectus/proxy statement included in the Registration Statement. Unless specifically stated, this Quarterly Report on From 10-Q does not give effect to the proposed Tempo Business Combination and does not contain the risks associated with the proposed Tempo Business Combination. Such risks and effects relating to the proposed Tempo Business Combination is included in the Registration Statement.

Termination of SEC Investigation

On May 24, 2021, in its Form 10-Q for the quarter ended March 31, 2021, we disclosed that the SEC informed us that it was investigating certain disclosures made in the Form S-4 relating to our proposed business combination with Achronix. On July 11, 2021, we and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the merger agreement relating to the proposed business combination.

On October 27, 2021, we received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”).  Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.” The SEC provided this notice pursuant to the guidelines set out in the final paragraph of Securities Act Release No. 5310 (the text of this release can be found at: http://www.sec.gov/divisions/enforce/wells-release.pdf).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. This quarterly report contains revisions for previous reported periods and should be observed when reviewing the Company’s financial position. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On May 24, 2021, in its Form 10-Q for the quarter ended March 31, 2021, ACE Convergence Acquisition Corp. (the “Company”) disclosed that the SEC informed the Company that it was investigating certain disclosures made in the Form S-4 relating to the Company’s proposed business combination with Achronix Semiconductor Corporation (“Achronix”).

On July 11, 2021, the Company and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the merger agreement relating to the proposed business combination.

On October 27, 2021, the Company received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”).  Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.” The SEC provided this notice pursuant to the guidelines set out in the final paragraph of Securities Act Release No. 5310 (the text of this release can be found at: http://www.sec.gov/divisions/enforce/wells-release.pdf).

On October 13, 2021, we entered into the Merger Agreement with Tempo and Merger Sub. Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Tempo Business Combination”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company. Prior to the closing of the Tempo Business Combination, the Company shall domesticate as a Delaware corporation and shall immediately be renamed “Tempo Automation Holdings, Inc.”

On or prior to the execution of the Merger Agreement, ACE entered into subscription agreements with the PIPE Investors, pursuant to, and on the terms and subject to the conditions of which: (i) certain of the PIPE Investors have collectively subscribed for 8,200,000 shares of the Domesticated ACE Common Stock for an aggregate purchase price equal to $82,000,000 pursuant to the PIPE Common Stock Subscription Agreements and (ii) an affiliate of the Sponsor has committed to purchase no less than $25,000,000 of ACE’s 12% convertible senior notes due 2025 pursuant to the PIPE Convertible Note Subscription Agreement.

Concurrently with the execution of the Merger Agreement, the Backstop Investor entered into the Backstop Subscription Agreement with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor has committed to purchase, following the Domestication and prior to or substantially concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders.

On October 13, 2021, ACE entered into the Sponsor Support Agreement, by and among ACE, the Sponsor, certain of ACE’s directors and officers and Tempo, pursuant to which the Sponsor and each director and officer of ACE agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

On October 13, 2021, ACE entered into the Tempo Holders Support Agreement, by and among ACE, Tempo and the Tempo Stockholders. Pursuant to the Tempo Holders Support Agreement, the Tempo Stockholders agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of Tempo Holders Support Agreement, and vote against any alternative merger, purchase of assets or proposals that would impede, frustrate, prevent or nullify any provision of the Merger, the Merger Agreement or the Tempo Holders Support Agreement or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

The Merger Agreement contemplates that, at the Closing, ACE will enter into lock-up agreements with (i) the Sponsor and (ii) and certain former stockholders of Tempo and Compass AC, in each case, restricting the transfer of Domesticated ACE Common Stock from and after the Closing. The restrictions under the lock-up agreements begin at the Closing and end on, among other things, in the case of the Sponsor and certain former stockholders of Tempo, the date that is 365 days after the Closing, and in the case of certain former stockholders of Compass AC, the date that is 180 days after the Closing, or (in each case) upon the stock price of Domesticated ACE reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had a net income of $22,288,261, which consists of the change in fair value of warrant liability of $24,916,621 and interest earned on investment held in the Trust Account of $5,802, offset by operating costs of $2,634,162.

For the nine months ended September 30, 2021, we had a net income of $9,721,238, which consists of the change in fair value of warrant liability of $14,433,236 and interest earned on investment held in the Trust Account of $61,010, offset by operating costs of $4,773,008.

For the three months ended September 30, 2020, we had a net income of $1,757,673, which consists of the change in fair value of warrant liability of $2,500,000, transaction costs related to warrant liability of $667,259 and interest earned on investment held in the Trust Account of $36,426, offset by operating costs of $111,494.

For the period from March 31, 2020 (inception) through September 30, 2020, we had a net income of $1,752,939, which consists of the change in fair value of warrant liability of $2,500,000, transaction costs related to warrant liability of $667,259 and interest earned on investment held in the Trust Account of $36,426, offset by operating costs of $116,228.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $1,085,784. Net income of $9,721,238 was offset by change in the fair value of the warrant liability of $14,433,236 and interest earned on investments of $61,010. Changes in operating assets and liabilities provided $3,687,224 of cash from operating activities.

For the period from March 31, 2020 (inception) through September 30, 2020, net cash used in operating activities was $478,533. Net income of $1,752,939 was affected by interest income on investment held in the Trust Account of $36,426, change in fair value of warrant liability of $2,500,000, transaction cost related to warrant liability of $667,259 and formation cost paid through promissory note of $1,548. Changes in operating assets and liabilities used $363,853 of cash from operating activities.

As of September 30, 2021 and December 31, 2020, we had cash and marketable securities of $230,152,372 and $230,091,362, respectively, held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 and December 31, 2020, we had cash of $15,842 and $792,416, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $600,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, we deposited $900,000 into an account held by ASIA-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to us. As of September 30, 2021 and December 31, 2020, the Company had $309,210 and $90,000, respectively, borrowings under the Working Capital Loans.

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

Going Concern

As of September 30, 2021, the Company had $15,842 in its operating bank accounts, $230,152,372 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,496,564.

The Company intends to complete a Business Combination by January 30, 2022  or during any Extension Period, as applicable. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until January 30, 2022, or any Extension Period, as applicable, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 30, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

Net income (loss) per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated interim financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness relating to the Company’s improper classification of Warrants and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were effective as of September 30, 2021.

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

None.

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

ACE CONVERGENCE ACQUISITION CORP.

Date: November 15, 2021		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)