Form 10-K/A
period 2020-12-31
ACE Convergence Acquisition Corp.
filed 2021-12-13
CIK 1813658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 10, 2021, there were 23,000,000 units of the Registrant’s Class A ordinary shares and 5,750,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to ACE Convergence Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of ACE Convergence Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 6, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on July 30, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

On December 6, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of July 30, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 6, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of ACE Convergence Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 17, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated July 30, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Achronix (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Following this issuance of the SEC Statement, on May 4, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

The Company intends to take steps to remediate this material weakness, including increasing the depth and experience within its accounting and finance organization, as well as designing and implementing improved processes and internal controls. However, its efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the Company’s internal control over financial reporting. If the Company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the Company may be unable to report its financial results accurately on a timely basis, which could cause the Company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the Company’s common stock to decline.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the Company’s internal control over financial reporting. If the Company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the Company may be unable to report its financial results accurately on a timely basis, which could cause the Company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the Company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the Company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The Company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the Company’s management in its internal control over financial reporting. The Company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the Company’s reporting status. The Company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the Company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements as of and for the period ended December 31, 2020 based on the classification of a portion of the Company’s Public Shares as temporary versus permanent equity. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”

As a result of such material weaknesses, the Restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data

ACE CONVERGENCE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ACE Convergence Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ACE Convergence Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 5, 2021, except for the effects of the restatement disclosed in Note 2 and the merger agreements disclosed in Note 11, as to which the date is December 9, 2021.

ACE CONVERGENCE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$792,416
Prepaid expenses	343,839
Total Current Assets	1,136,255

Cash and marketable securities held in Trust Account	230,091,362
TOTAL ASSETS	$231,227,617

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities – accounts payable and accrued expenses	$859,811
Warrant liability	25,489,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.00 per share redemption value	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 23,000,000 shares subject to possible redemption at December 31, 2020	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(33,171,769)
Total Shareholders’ Deficit	(33,171,194)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$231,227,617

The accompanying notes are an integral part of these financial statements.

ACE CONVERGENCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$1,125,460
Loss from operations	(1,125,460)

Other income(expense):
Interest earned on marketable securities held in Trust Account	91,362
Offering costs allocated to warrant liability	(667,259)
Change in fair value of warrant liability	(7,487,000)
Total other income (expense)	(8,062,897)
Net Loss	$(9,188,357)

Weighted average shares outstanding of Class A ordinary shares	16,353,211
Basic and diluted net loss per share, Class A	$(0.42)

Weighted average shares outstanding of Class B ordinary shares	5,529,817
Basic and diluted net loss per share, Class B	$(0.42)

The accompanying notes are an integral part of these financial statements.

ACE CONVERGENCE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(23,983,412)	(24,007,837)

Net loss	—	—	—	—	—	(9,188,357)	(9,188,357)
Balance — December 31, 2020	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

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

Transaction costs charged to equity amounted to $13,273,096 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $623,096 of other offering costs. Of this amount, $12,605,837 was offset against the proceeds of the Initial Public Offering in Class A ordinary shares subject to possible redemption and $667,259 was expensed as transaction costs.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 30, 2022.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 6, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 31, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 6, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet as of July 30, 2020
Class A ordinary shares subject to possible redemption	$200,344,480	$29,655,520	$230,000,000
Class A ordinary shares	$297	$(297)	$—
Additional paid-in capital	$5,671,811	$(5,671,811)	$—
Accumulated deficit	$(672,674)	$(23,983,412)	$(24,656,086)
Total shareholders’ equity (deficit)	$5,000,009	$(29,655,520)	$(24,655,511)
Number of shares subject to redemption	20,034,448	2,965,552	23,000,000

Balance Sheet as of September 30, 2020 (unaudited)
Class A ordinary shares subject to possible redemption	$202,770,100	$27,229,900	$230,000,000
Class A ordinary shares	$272	$(272)	$—
Additional paid-in capital	$3,246,216	$(3,246,216)	$—
Accumulated deficit	$1,752,939	$(23,983,412)	$(22,230,473)
Total shareholders’ equity (deficit)	$5,000,002	$(27,229,900)	$(22,229,898)
Number of shares subject to redemption	20,277,010	2,722,990	23,000,000

Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$191,828,800	$38,171,200	$230,000,000
Class A ordinary shares	$382	$(382)	$—
Additional paid-in capital	$14,187,406	$(14,187,406)	$—
Accumulated deficit	$(9,188,357)	$(23,983,412)	$(33,171,769)
Total shareholders’ equity (deficit)	$5,000,006	$(38,171,200)	$(33,171,194)
Number of shares subject to redemption	19,182,880	3,817,120	23,000,000

Statement of Cash Flows for the Period from March 31, 2020 (inception) to September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$200,344,480	$(200,344,480)	$—
Change in value of Class A ordinary shares subject to possible redemption	$2,351,240	$(2,351,240)	$—

Statement of Cash Flows for the Period from March 31, 2020 (inception) to December 31, 2020
Initial classification of Class A ordinary shares subject to possible redemption	$200,344,480	$(200,344,480)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(9,544,360)	$9,544,360	$—

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	(7,500,000)	15,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$0.08	$0.08
Weighted average shares outstanding, Class B ordinary shares	5,750,000	(244,565)	5,505,435
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.30	$(0.22)	$0.08

Statement of Operations for the Period from March 31, 2020 (inception) to September 30, 2020 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	(11,592,000)	11,408,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$0.10	$0.10
Weighted average shares outstanding, Class B ordinary shares	5,750,000	(378,000)	5,372,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.30	$(0.20)	$0.10

Statement of Operations for the Period from March 31, 2020 (inception) to December 31, 2020
Weighted average shares outstanding, Class A ordinary shares	23,000,000	(6,646,789)	16,353,211
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.42)	$(0.42)
Weighted average shares outstanding, Class B ordinary shares	5,529,817	—	5,529,817
Basic and diluted net income (loss) per share, Class B ordinary shares	$(1.68)	$1.26	$(0.42)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(11,270,000)
Class A ordinary shares issuance costs	$(12,737,837)
Plus:
Accretion of carrying value to redemption value	$24,007,837
Class A ordinary shares subject to possible redemption	$230,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement. Accordingly, offering costs amounting to $12,605,837 were initially charged to temporary equity. Temporary equity was then accreted to redemption value upon the completion of the Initial Public Offering, and the remaining $667,259 of offering costs related to the warrant liability was charged to operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. . The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For The Period From March 31, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(6,866,469)	$(2,321,888)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,353,211	5,529,817

Basic and diluted net loss per ordinary share	$(0.42)	$(0.42)

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

Initial Measurement

The Company established the initial fair value for the Warrants on July 30, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of ACE and Tempo, (ii) effectiveness of the registration statement on Form S-4 (which will include a proxy statement for holders of ACE’s ordinary shares) initially filed by ACE  with the SEC on November 12, 2021 in connection with the Business Combination (the “Registration Statement”), (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any legal restraints on the Closing, and (vi) receipt of approval for listing on The Nasdaq Stock Market LLC (“Nasdaq”) the shares of Domesticated ACE common stock to be issued in connection with the Merger.

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

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of ACE and Tempo, (ii) by Tempo, if certain approvals of the shareholders of ACE, to the extent required under the Merger Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by ACE, if certain approvals of the stockholders of Tempo, to the extent required under the Merger Agreement, are not obtained within five business days after the Registration Statement has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and delivered or otherwise made available to Tempo’s stockholders, (iv) by either ACE or Tempo in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, non non-appealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before January 30, 2022 (the “Agreement End Date”), unless ACE is in material breach of the Merger Agreement; provided that in the event the Extension Proposals are approved by the stockholders of ACE, then nine (9) months after the date of the Merger Agreement; provided further, that if so extended, then Tempo shall have the right to extend the Agreement End Date for one period of three (3) months if either of the Add-On Acquisitions has not closed due to a failure to obtain regulatory approvals or legal restraints on the closing of either Add-On Acquisition (subject to the requirement that the other conditions to the Closing have generally been satisfied or waived on or before such date).

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

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment and Amendment 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ACE CONVERGENCE ACQUISITION CORP.

Date: December 10, 2021	/s/ Behrooz Abdi
By: Behrooz Abdi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Behrooz Abdi
Name:	Behrooz Abdi
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	December 10, 2021

/s/ Denis Tse

Name:	Denis Tse
Title:	Secretary and Director
Date:	December 10, 2021

/s/ Minyoung Park

Name:	Minyoung Park
Title:	Chief Financial Officer
Date:	December 10, 2021

/s/ Kenneth Klein

Name:	Kenneth Klein
Title:	Director
Date:	December 10, 2021

/s/ Omid Tahernia

Name:	Omid Tahernia
Title:	Director
Date:	December 10, 2021

/s/ Ryan Benton

Name:	Ryan Benton
Title:	Director
Date:	December 10, 2021

/s/ Raquel Chmielewski

Name:	Raquel Chmielewski
Title:	Director
Date:	December 10, 2021