Form 10-Q/A
period 2021-09-30
ACE Convergence Acquisition Corp.
filed 2021-12-13
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to

FORM 10-Q/A

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

As of December 10, 2021, there were 23,000,000 Class A ordinary shares and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

ACE Convergence Acquisition Corp. Inc. (the “Company,” “ACE,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 30, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 6, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 15, 2021 should no longer be relied upon. On December 7, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from March 31, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from March 31, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from March 31, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1A. Risk factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 6. Exhibits	29
Part III. Signatures	30

i

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$15,842	$792,416
Prepaid expenses	172,722	343,839
Total Current Assets	188,564	1,136,255

Marketable securities held in Trust Account	230,152,372	230,091,362
TOTAL ASSETS	$230,340,936	$231,227,617

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,375,918	$859,811
Promissory note – related party	309,210	—
Total current liabilities	4,685,128	859,811

Warrant liability	11,055,764	25,489,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	23,790,892	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 23,000,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(23,450,531)	(33,171,769)
Total Shareholders’ Deficit	(23,449,956)	(33,171,194)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,340,936	$231,227,617

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated)

				For the Period
				from March 31,
				2020
	Three Months		Nine Months	(Inception)
	Ended		Ended	Through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020
Operating costs	$2,634,162	$111,494	$4,773,008	$116,228
Loss from operations	(2,634,162)	(111,494)	(4,773,008)	(116,228)

Other income:
Change in fair value of warrant liability	24,916,621	2,500,000	14,433,236	2,500,000
Transaction costs - warrants	—	(667,259)	—	(667,259)
Interest earned on marketable securities held in Trust Account	5,802	36,426	61,010	36,426
Total other income, net	24,922,423	1,869,167	14,494,246	1,869,167
Net income	$22,288,261	$1,757,673	$9,721,238	$1,752,939
Weighted average shares outstanding of Class A ordinary shares	23,000,000	15,500,000	23,000,000	11,408,000
Basic and diluted net income per share, Class A ordinary shares	$0.78	$0.08	$0.34	$0.10
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,505,435	5,750,000	5,372,000
Basic and diluted net income per share, Class B ordinary shares	$0.78	$0.08	$0.34	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021, as restated	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)
Balance - March 31, 2021, as restated	—	$—	5,750,000	$575	$—	$(44,696,198)	$(44,695,623)

Net loss	—	—	—	—	—	(1,042,594)	(1,042,594)
Balance - June 30, 2021, as restated	—	$—	5,750,000	$575	$—	$(45,738,792)	$(45,738,217)

Net income	—	—	—	—	—	22,288,261	22,288,261
Balance – September 30, 2021	—	$—	5,750,000	$575	$—	$(23,450,531)	$(23,449,956)

FOR THE PERIOD THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM March 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(4,734)	(4,734)
Balance – June 30, 2020	—	$—	5,750,000	$575	$24,425	$(4,734)	$20,266

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(23,983,412)	(24,007,837)

Net income	—	—	—	—	—	1,757,673	1,757,673
Balance – September 30, 2020	—	$—	5,750,000	$575	$—	$(22,230,473)	$(22,229,898)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 31,
	Nine Months	2020 (Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$9,721,238	$1,752,939
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(61,010)	(36,426)
Change in fair value of warrant liability	(14,433,236)	(2,500,000)
Transaction cost allocated to warrants	—	667,259
Payment of formation costs through promissory note	—	1,548
Changes in operating assets and liabilities:
Prepaid expenses	171,117	(385,683)
Accounts payable and accrued expenses	3,516,107	21,830
Net cash used in operating activities	$(1,085,784)	$(478,533)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(230,000,000)
Net cash used in investing activities	$—	$(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	$—	$25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,600,000
Proceeds from issuance of ordinary shares to Sponsor	—	—
Lending facility deposit	—	(900,000)
Proceeds from promissory note - related party	309,210	62,558
Repayment of promissory note - related party	—	(186,760)
Payment of offering costs	—	(477,242)
Net cash provided by financing activities	$309,210	$230,523,556

Net Change in Cash	$(776,574)	$45,023
Cash – Beginning	792,416	—
Cash – Ending	$15,842	$45,023

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$23,200
Offering costs paid through promissory note - related party	$—	$122,654
Deferred underwriting fee payable	$—	$8,050,000

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements, as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A ordinary shares subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A ordinary shares within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

There has been no change in the Company’s total assets, liabilities or operating results.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$180,304,370	$49,695,630	$230,000,000
Class A ordinary shares	$497	$(497)	$—
Additional paid-in capital	$25,711,721	$(25,711,721)	$—
Accumulated deficit	$(20,712,786)	$(23,983,412)	$(44,696,198)
Total shareholders’ equity (deficit)	$5,000,007	$(49,695,630)	$(44,695,623)
Number of shares subject to redemption	18,030,437	4,969,563	23,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$179,261,780	$50,738,220	$230,000,000
Class A ordinary shares	$507	$(507)	$—
Additional paid-in capital	$26,754,301	$(26,754,301)	$—
Accumulated deficit	$(21,755,380)	$(23,983,412)	$(45,738,792)
Total shareholders’ equity (deficit)	$5,000,003	$(50,738,220)	$(45,738,217)
Number of shares subject to redemption	17,926,178	5,073,822	23,000,000

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$(11,524,430)	$11,524,430	$—

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$(12,567,020)	$12,567,020	$—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.40)	$(0.40)
Weighted average shares outstanding, Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(2.03)	$1.63	$(0.40)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.18)	$0.14	$(0.04)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(0.44)	$(0.44)
Weighted average shares outstanding, Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(2.20)	$1.76	$(0.44)

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $13,273,096, of which $12,605,837 were charged to temporary equity and accreted to redemption value upon the completion of the Initial Public Offering, and the remaining $667,259 of offering costs allocated to the warrant liability was charged to operations.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

							For the Period
							from March 31, 2020
	Three Months Ended		Three Months Ended		Nine Months Ended		(Inception) Through
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$17,830,609	$4,457,652	$1,406,138	$351,535	$7,776,990	$1,944,248	$1,191,748	$561,191
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	15,500,000	5,505,435	23,000,000	5,750,000	11,408,000	5,372,000
Basic and diluted net income (loss) per ordinary share	$0.78	$0.78	$0.08	$0.08	$0.34	$0.34	$0.10	$0.10

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

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of September 30, 2021 and December 31, 2020, the Company had $309,210 and no borrowing, respectively, borrowings under the working capital facility.

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below and the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Termination of SEC Investigation

On May 24, 2021, in its Form 10-Q for the quarter ended March 31, 2021, the Company disclosed that the SEC informed the Company that it was investigating certain disclosures made in the Form S-4 relating to the Company’s proposed Business Combination with Achronix. On July 11, 2021, the Company and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the merger agreement relating to the proposed business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A Ordinary shares subject to possible redemption. We previously determined the Class A Ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A Ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A Ordinary shares subject to possible redemption, resulting in the Class A Ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A Ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A Ordinary shares.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2021, the Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021, as further amended on Form 10-K/A Amendment 2 filed on December 10, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K/A Amendment 2.

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