Form 10-K
period 2021-12-31
ACE Convergence Acquisition Corp.
filed 2022-03-10
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on The Nasdaq Stock Market separately from its Units (as defined below) on September 17, 2020. As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $229.08 million. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was approximately $229.08 million.

As of March 10 2022, there were 13,952,277 ordinary shares issued and outstanding, of which 8,202,277 were issued and outstanding public shares.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed Tempo Business Combination (as defined below). These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including our recently announced proposed Tempo Business Combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our directors and officers to generate potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below and described herein) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 (File No. 333-261055) that we filed with the SEC relating to our proposed Tempo Business Combination (the “Tempo Disclosure Statement”).

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

Formation, Initial Public Offering, Funding

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

In order to finance transaction costs in connection with our initial business combination, on August 12, 2020, we entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Sponsor, in the aggregate amount of $1,500,000. In return, ACE deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. In addition, on January 13, 2022, we entered into a convertible promissory note with the Sponsor (the “Convertible Promissory Note”), pursuant to which the Sponsor agreed to contribute to us as a loan $0.03 for each Class A ordinary share of ACE that was not redeemed in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination (which extension was approved at an annual general meeting of shareholders of ACE on January 21, 2022) for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the business combination and (ii) $1.5 million has been loaned. Such contributions will be deposited into the Trust Account. For more information on the Working Capital Facility and the Convertible Promissory Note, see “Item 13—Certain Relationships and Related Transactions—Promissory Note.”

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering the Private Placement Warrants, the Working Capital Facility and the Convertible Promissory Note, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The Nasdaq listing rules require that the initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). We will only complete a business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate a business combination using the proceeds from the Initial Public Offering, the Private Placement, the Working Capital Facility and the Convertible Promissory Note. As of December 31, 2021, we had not commenced any operations. All activities from inception to December 31, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

We now have until July 13, 2022 (the “Combination Period”), or if such date is further extended at a duly called extraordinary general meeting, such later date as a result of a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (an “Extension Period”) to consummate a business combination. However, if we have not completed a business combination within the Combination Period or any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination within the Combination Period or any Extension Period.

Proposed Tempo Business Combination

On October 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempo Automation, Inc. a Delaware corporation (“Tempo”), and ACE Convergence Subsidiary Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”).

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Tempo Business Combination”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Prior to the closing of the Tempo Business Combination (the “Closing”), the Company shall domesticate as a Delaware Corporation (the “Domestication”) and shall immediately be renamed “Tempo Automation Holdings, Inc.” (“New Tempo”). The terms and conditions of the Merger are more fully described in the Tempo Disclosure Statement.

In order to effect a initial business combination, the Sponsor and our directors, officers, and initial shareholders and their permitted transferees have agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement, dated as of October 13, 2021, a copy of which is filed as an exhibit to this Annual Report (the “Sponsor Support Agreement”), and to waive their redemption rights with respect to all of the founder shares and any ordinary shares held by them in connection with the consummation of the Tempo

Business Combination, subject to the terms and conditions contemplated in the letter agreement, dated as of July 27, 2020. As of the date of this Annual Report, and due to the redemption of 14,797,723 public shares in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination, the Sponsor (including ACE’s directors, officers, and initial shareholders and their permitted transferees) owns 41.21% of the issued and outstanding ordinary shares. In connection with the execution of the Merger Agreement, we entered into a support agreement with Tempo and certain stockholders of Tempo (the “Tempo Stockholders”) (the “Tempo Holders Support Agreement”). Pursuant to the Tempo Holders Support Agreement, certain Tempo Stockholders agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement (as defined therein), the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Tempo Holders Support Agreement.

In addition, (a) certain PIPE investors (the “PIPE Investors”) have agreed to purchase an aggregate of 8,200,000 shares of New Tempo common stock and (b) two entities have agreed to purchase $200.0 million of our 13.0% convertible senior notes due 2025 (the “convertible notes”), for gross proceeds of $282.0 million (collectively, the “PIPE Subscription Agreements”). A certain backstop investor (the “Backstop Investor”) has agreed to purchase up to an additional 3,000,000 shares of New Tempo common stock, or an aggregate amount of up to $30.0 million, to backstop the Minimum Available Acquiror Cash Amount (as defined below) required by the Merger Agreement (the “Backstop Investment”). For more information on the PIPE Subscription Agreements and the Backstop Investment, see “Item 13—Certain Relationships and Related Transactions” and the Tempo Disclosure Statement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Tempo Business Combination, see the Tempo Disclosure Statement originally filed with the SEC on November 12, 2021, as amended from time to time. Unless specifically stated, this Annual Report does not give effect to the proposed Tempo Business Combination and does not contain the risks associated with the proposed Tempo Business Combination. Such risks and effects relating to the proposed Tempo Business Combination will be included in the Tempo Disclosure Statement.

Effecting a Business Combination

Our Business Strategy

Our strategy is to identify and complete a business combination with an emerging leader in the IT infrastructure software/system and system on chip (“SoC”) markets that is well positioned to capture significant value as the current industrial environment is digitally transformed.

Industrial enterprises, or more broadly enterprises, are being ushered into an era of digital transformation catalysed by key technological advances in infrastructure IT. All of these mega-trends, set against the backdrop of the shakeouts in the global economy, partially due to the outbreak of COVID-19, create a window for the emergence of a new round of winners and losers among private infrastructure IT software and hardware companies. We believe these macroeconomic disruptions will make legacy on-premise technology incumbents more determined to catch up and re-position for a migration path to address opportunities in the cloud-based environment. Instead of accepting another dilutive round of private growth or venture capital, innovative companies in need of capital to expand to the next level may prefer alternative funding from the public market, where they also can use the public currency to pursue acquisitions, provide liquidity for employee stock options, tap into cheaper debt financing sources, and enhance the corporate profile. Investors would also be hard-pressed to seek liquidity, especially those that have invested in private companies for a long time. All of these conditions are favorable to our acquisition and value creation strategy, and we believe a business combination with our company would be uniquely attractive to promising private infrastructure IT software and hardware companies fitting certain of the above-described conditions, for the following reasons:

●	proceeds raised from our initial public offering provides a significant cash pool to a business combination target in need of growth capital which is critical to scaling the business and achieving its next level of development;
●	compared to traditional initial public offerings, a business combination with our company allows a target’s shareholders to achieve a higher percentage of cash realization;

●	our company and a target are able to mutually determine the price of the combination, allowing for greater protection against the volatility of the public market than in traditional initial public offerings;
●	compared with a traditional trade-sale, depending on the design of the deal structure, a business combination with our company may allow shareholders and management of a target to retain significant influence over the combined business and, given their equity stake in the combined business, capture more of the capital appreciation upside;
●	working with our management team may improve a target’s decision-making, particularly in a highly turbulent global economy; and
●	our management team’s collective expertise will also be valuable to a target in developing strategy on re-positioning, cross-border corporate actions and business development.

Business Combination Criteria

We intend to focus on target businesses with valuations of $500 million or more, such as Tempo. We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the criteria and guidelines described herein, we will disclose that fact in our shareholder communications related to the acquisition, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC. The following general selection criteria will guide our screening of prospective targets:

●	the business operates in industries in which our management team have technical, strategic and operational expertise to impart significant value;
●	the company’s existing product portfolio already commands certain leading position in a well-defined subset of the market, where the company sustains certain competitive advantage over its competitors;
●	the business proposition of the target can be clearly communicated to the capital market, with value-drivers that can be articulated clearly for the public market to monitor;
●	the business presents a multi-year value-creation opportunity for which the expansionary funding from the business combination can be a powerful catalyst;
●	the business is positioned in a market with under-addressed growth opportunities, or the business presents opportunities for strategic re-positioning through changes in its product portfolio, sales model, customer and contract priorities, quality of cash flow and capital structure and its geographical resource allocation, etc.;
●	particularly with the funding from the business combination and the immediate value-enhancement initiatives provided by our management team, the target business should demonstrate a clear short-term potential to achieve positive cashflow as demanded by the public market; and
●	the business must have a governance and control system in place, and a management team that is mentally prepared, to live up to the standards of a US listed company.

Additional Disclosures

Our Acquisition Process

Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination, including the proposed Tempo Business Combination.

Our Sponsor, directors and officers have agreed, pursuant to a written agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 13, 2022.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and Private Placement, if the proposed Tempo Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Tempo Business Combination and, if the proposed Tempo Business Combination is not consummated, whether a different target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1.A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. The risks set forth below do not include specific risks relating to our proposed Tempo Business Combination, or the risks inherent in Tempo’s business, which are included in the Tempo Disclosure Statement originally filed with the SEC on November 12, 2021, as amended from time to time. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed Tempo Business Combination, which means we may complete our proposed Tempo Business Combination even though a majority of our public shareholders do not support such a combination.

While we intend to seek shareholder approval of the proposed Tempo Business Combination, we may choose not to hold a shareholder vote to approve an alternative initial business combination unless the business combination would require shareholder approval under applicable law or Nasdaq requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we intend to do in connection with the proposed Tempo Business Combination, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, as we plan to do in the proposed Tempo Business Combination, our directors, officers, and initial shareholders and their permitted transferees have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, the Sponsor and our directors, officers and initial shareholders and their permitted transferees have agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. As a result, in addition to our initial shareholders’ and their permitted transferees’ founder shares, we would need 1,226,139, or approximately 14.95% (assuming all issued and outstanding shares are voted) of the outstanding public shares to be voted in favor of an initial business combination in order to have such initial business combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. As of the date of this Annual Report, and due to the redemption of 14,797,723 public shares in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination, the Sponsor (including our directors, officers and initial shareholders and their permitted transferees) owns 41.21% of the issued and outstanding ordinary shares.

If we do not complete the proposed Tempo Business Combination and instead pursue an alternate initial business combination, your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. For example, the Merger Agreement with Tempo includes a closing condition that we must have at least $320.0 million of cash available at closing after giving effect to redemptions, payment of transaction expense, and additional cashed raised (the “Minimum Available Acquiror Cash Amount”). If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into Merger Agreement, we did not, know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, like the Merger Agreement does, or requires us to have a minimum amount of cash at closing, as in the Merger Agreement, we may need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for additional third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances, such as the PIPE Subscription Agreement or the Backstop Investment, or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the proposed Tempo Business Combination, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, like the Merger Agreement does, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by July 13, 2022, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 13, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to July 13, 2022. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by July 13, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Second Amended and Restated Memorandum and Articles of Association provide that we must complete our initial business combination by July 13, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination by July 13, 2022 (or if such date is further extended at a duly called extraordinary general meeting), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon another wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with our proposed Tempo Business Combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with our proposed Tempo Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of the proposed Tempo Business Combination, or an alternative business combination if we do not complete the Tempo Business Combination, and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as the Merger Agreement does), where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our proposed Tempo Business Combination, or another initial business combination, than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Tempo Business Combination, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Tempo Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including Tempo, we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our initial business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our proposed Tempo Business Combination, or another initial business combination, and results of operations.

If we have not completed our initial business combination by July 13, 2022, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not completed our initial business combination by July 13, 2022 (or if such date is further extended at a duly called extraordinary general meeting, such later date), we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). In that case, investors may be forced to wait beyond July 13, 2022 before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or further amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not further amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

If we do not complete the proposed Tempo Business Combination, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue an initial business combination opportunity in any industry or sector, except that our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to complete the proposed Tempo Business Combination, and accordingly we may be affected by numerous risks inherent in Tempo’s business operations and industry, which are set forth in detail in the Tempo Disclosure Statement. If we do not complete the proposed Tempo Business Combination, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the proposed Tempo Business Combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A ordinary shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Tempo or another business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that Tempo or another target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of February 1, 2022, there were 8,202,277 Class A ordinary shares issued and outstanding and 5,750,000 Class B ordinary shares issued and outstanding. The Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of February 1, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by July 13, 2022, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, such as the Merger Agreement with Tempo, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by July 13, 2022, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses, such as the proposed Tempo Business Combination, that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

Ryan Benton, one of our directors, is also Chief Financial Officer at Tempo, and Ryan introduced ACE to Tempo during a process in which the Tempo board of directors, with the advice of its financial advisor, considered many potential SPAC partnerships. Both boards of directors were made fully aware of Mr. Benton’s role as Chief Financial Officer of Tempo and his status as a member of the board of directors of ACE from the outset and Mr. Benton recused himself from the ACE board of directors meetings and certain votes relating to the business combination transaction with Tempo. Mr. Benton is also expected to serve as the Chief Financial Officer of New Tempo following the consummation of the proposed Tempo Business Combination. Behrooz Abdi currently serves as our Chief Executive Officer and Chairman of the board of directors, and is expected to serve as a member of the Board following consummation of the Tempo Business Combination. None of the current members of Tempo’s compensation committee has ever been an executive officer or employee of Tempo or ACE, and, other than Mr. Benton, no current or former officer or employee of either Tempo or ACE has been a member of the board of directors of either Tempo or ACE and participated in deliberations concerning executive officer compensation. Other than Mr. Benton and Mr. Abdi, none of New Tempo’s executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

If we do not complete the proposed Tempo Business Combination and search for an alternative target with which to pursue an initial business combination, in light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and/or board members for other entities, including those described under “Item 10. Director, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders and their permitted transferees will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial shareholders and their permitted transferees hold 5,750,000 founder shares as of the date of this Annual Report, including 3,160,570 held by our Sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants (1,840,464 of which it has since transferred to certain permitted transferees), each exercisable for one Class A ordinary share, for a purchase price of $6.6 million in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering except that: (1) the founder shares are subject to certain transfer restrictions; (2) our directors, officers, and initial shareholders and their permitted transferees have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 13, 2022, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial business combination by July 13, 2022 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the founder shares are entitled to registration rights. If we submit our initial business combination to our public shareholders for a vote, our initial shareholders and their permitted transferees have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial business combination.

Furthermore, the Sponsor and certain Sponsor-related entities, have entered into the PIPE Subscription Agreements, the Convertible Promissory Note and the Working Capital Facility. As a result, the personal and financial interests of our Sponsor, directors and officers, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the July 13, 2022, deadline nears, which is the deadline for the completion of our initial business combination (unless further extended).

We may issue notes or other debt securities, in addition to our convertible notes issued in connection with the proposed Tempo Business Combination, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We have, and we may choose to incur additional, substantial debt to complete our initial business combination. In January 2022, ACE and Tempo entered into the PIPE Convertible Note Subscription Agreement, pursuant to which two entities have agreed to purchase $200.0 million of ACE’s 13.0% convertible senior notes due 2025, in the PIPE Investment. The incurrence of any additional debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of the Initial Public Offering, the Private Placement, the Working Capital Facility and the Convertible Promissory Note, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

If we do not complete the proposed Tempo Business Combination, we may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

If we do not complete the proposed Tempo Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

We are attempting to complete our initial Tempo Business Combination, a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete our initial proposed Tempo Business Combination with a private company, Tempo. In pursuing our acquisition strategy, if we do not complete the proposed Tempo Business Combination, we may seek to effectuate an alternative initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and Private Placement into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in person or by proxy at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders and their permitted transferees, who collectively beneficially own 41.21% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders and their permitted transferees hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and their permitted transferees own 41.21% of our issued and outstanding ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders and their permitted transferees may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders or their permitted transferees purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, we may not hold another annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of our initial business combination. Accordingly, our initial shareholders and their permitted transferees will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and
●	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share,

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

We have issued warrants to purchase 11,500,000 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 6,600,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders and their permitted transferees currently hold 5,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to 1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

The federal proxy rules require that the proxy statement with respect to the vote on the proposed Tempo Business Combination or any other initial business combination meeting include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by July 13, 2022. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by July 13, 2022. There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination by July 13, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders

(including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share. We expect to consummate the proposed Tempo Business Combination prior to July 13, 2022, and do not currently intend to take any action to extend our life beyond the July 13, 2022, business combination deadline.

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

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing customer expectations and growth; an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we may utilize or rely on in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed Tempo Business Combination, see the “Risk Factors” section of the Tempo Disclosure Statement that we filed with the SEC.

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

We may have limited ability to assess the management of a prospective target business, including Tempo, and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, including Tempo, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Behrooz Abdi, our Chief Executive Officer and Chairman of the board of directors and Denis Tse, our Secretary and one of our directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 13, 2022.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officer and Corporate Governance,” “Item 10. Directors, Executive Officer and Corporate Governance—Conflicts of Interest” and “Item 13—Certain Relationships and Related Transactions.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. For instance, Ryan Benton is also Chief Financial Officer at Tempo, and Ryan introduced ACE to Tempo during a process in which the Tempo board of directors, with the advice of its financial advisor considered many potential SPAC partnerships. Both boards of directors were made fully aware of Mr. Benton’s role as Chief Financial Officer of Tempo and his status as a member of the board of directors of ACE from the outset and Mr. Benton recused himself from the ACE board of directors meetings and certain votes relating to the business combination transaction with Tempo. We also do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 13, 2022, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by July 13, 2022, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

As a result, included on our financial statements contained elsewhere in our public disclosure, including the Tempo Disclosure Statement, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 4, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

Additionally, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to a material weakness in our internal control over financial reporting related to ACE’s accounting for complex financial instruments. Historically, a portion of our public shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem the public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to our re-evaluation of the application of ASC 480-10-S99-3A to our accounting classification of our redeemable Class A ordinary shares, our management determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in our amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the public shares, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. In connection with this material weakness, our management and our audit committee concluded that certain previously issued unaudited interim financial statements as of and for the three months ended March 31, 2021, and the three and six months ended June 30, 2021, should be restated. We also provided updated financial information for the period ended September 30, 2021, in a Quarterly Report on Form 10-Q/A filed on December 13, 2021. Additionally, management and our audit committee concluded the previously issued audited financial statements as of December 31, 2020 should be restated, which was filed in an Annual Report 10K/A 2, filed on December 13, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020, and for the period ended December 31, 2020. See “Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

Additionally, as described above, in connection with the material weakness related to our accounting for complex financial instruments, our management and our audit committee concluded that certain previously issued unaudited interim financial statements as of and for the three months ended March 31, 2021, and the three and six months ended June 30, 2021, should be restated. We also provided updated financial information for the period ended September 30, 2021, in a Quarterly Report on Form 10-Q/A filed on December 13, 2021. Additionally, management and our audit committee concluded the previously issued audited financial statements as of December 31, 2020 should be restated, which was filed in an Annual Report 10K/A 2, filed on December 13, 2021.

As a result of such material weaknesses, the restatements, the change in accounting for the warrants, the classification of all of the public shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, on January 7, 2021, ACE entered into an Agreement and Plan of Merger (the “Terminated Merger Agreement”) with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and Merger Sub. In May 2021, the SEC informed ACE that it was investigating certain disclosures made in ACE’s Form S-4, originally filed with the SEC on February 10, 2021 (as amended from time to time, the “Achronix Form S-4”). On July 11, 2021, ACE and Achronix terminated the Terminated Merger Agreement in a mutual decision not to pursue the transactions contemplated thereby. On July 13, 2021, ACE withdrew the Achronix Form S-4. On October 27, 2021, ACE received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”). Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.”

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or results of operations.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

Risks Related to the Convertible Notes

Our convertible notes to be issued and outstanding after consummation of the proposed Tempo Business Combination may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of New Tempo common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.

In connection with the proposed Tempo Business Combination, ACE and Tempo entered into the PIPE Convertible Note Subscription Agreement with two entities, pursuant to which such entities agreed to purchase an aggregate of up to $200.0 million of our convertible notes in connection with the proposed Tempo Business Combination. Upon conversion, New Tempo will pay or deliver, as applicable, cash or a combination of cash and shares of New Tempo common stock. The convertible notes will bear interest at a rate of 8.00% per annum payable semi-annually in cash plus 5.00% per annum payable semi-annually in kind. The sale of the convertible notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of New Tempo common stock into which the convertible notes are convertible. If shares of New Tempo common stock are issued to the holders of the convertible notes upon conversion, there will be dilution to New Tempo stockholders’ equity and the market price of New Tempo common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of New Tempo common stock caused by the sale, or potential sale, of shares issuable upon conversion of the convertible notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes, repurchase the convertible notes upon a fundamental change or repay the convertible notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the convertible notes.

Holders of the convertible notes will have the right under the associated indenture (the “Indenture”) to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 105% of the principal amount thereof, plus 105% of the accrued and unpaid PIK interest thereon, to, but not including, the repurchase date, plus certain accrued and unpaid cash interest to, but not including, the repurchase date, subject to certain exceptions. Moreover, we will be required to repay the convertible notes in cash at their maturity, unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such convertible notes surrendered or pay cash with respect to such convertible notes being converted.

In addition, our ability to repurchase, redeem or to pay cash upon conversion of convertible notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the convertible notes at a time when the repurchase is required by the Indenture or to pay cash upon conversion of such convertible notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or to pay cash upon conversion of the convertible notes.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the convertible notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. The Indenture contains certain restrictions regarding incurring future indebtedness, creating liens on our properties, paying dividends, or making certain investments, among other restrictions, subject to specific allowances in the Indenture. However, we will not be restricted from taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on the convertible notes when due.

The Indenture will contain restrictions and limitations that could significantly impact our ability to operate our business.

The Indenture will contain covenants that, among other things, limit our ability or the ability of our subsidiaries to:

●	incur or guarantee additional debt;
●	pay dividends, redeem stock or make other distributions;
●	make restricted payments or certain investments;
●	create liens;
●	issue certain equity interests;
●	merge or consolidate with other companies; and
●	enter into certain transactions with our affiliates.

Our ability to comply with the covenants and restrictions contained in the Indenture may be affected by economic, financial and industry conditions beyond our control. Our failure to comply with obligations under the Indenture may result in an event of default under the Indenture. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which may force us into bankruptcy or liquidation. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Item 3. Legal Proceedings.

As disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, and in the Tempo Disclosure Statement, on January 7, 2021, ACE entered into an Agreement and Plan of Merger with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and Merger Sub. In May 2021, the SEC informed ACE that it was investigating certain disclosures made in ACE’s Registration Statement on Form S-4 initially filed with the SEC on February 10, 2021 (as amended from time to time, the “Achronix Form S-4”). On July 11, 2021, ACE and Achronix terminated their Agreement and Plan of Merger in a mutual decision not to pursue their business combination. On July 13, 2021, ACE withdrew the Achronix Form S-4. On October 27, 2021, ACE received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”). Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.”

Item 4. Mine Safety Disclosures.

Not applicable.

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

(b) Holders

As of March 10, 2022, there was one holder of record of ACE’s Class A ordinary shares, seven holders of record of ACE's Class B ordinary shares, one holder of record of ACE units and four holders of ACE warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 28, 2020, the Sponsor purchased 5,750,000 founder shares for an aggregate consideration of $25,000. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 founder shares to certain members of the Company’s management team. On October 13, 2021, the Sponsor distributed 1,678,500 founder shares to Sunny Siu. In January 2022, the Sponsor distributed 755,930 founder shares to ACE SO5 Holdings Limited (“ACE SO5”), an affiliate of the Sponsor. The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on July 30, 2020, no founder shares are subject to forfeiture.

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. On October 13, 2021, the Sponsor distributed 948,750 Private Placement Warrants to Sunny Siu. In January 2022, the Sponsor distributed 891,714 Private Placement Warrants to ACE SO5. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Terminated Agreement

On May 24, 2021, in our Form 10-Q for the quarter ended March 31, 2021, we disclosed that the SEC informed the Company that it was investigating certain disclosures made in the Form S-4 relating to the Company’s proposed business combination with Achronix Semiconductor Corporation (“Achronix”).

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

On October 13, 2021, we entered into the Merger Agreement with Tempo and Merger Sub. Pursuant to the Tempo Business Combination contemplated by the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company. Prior to the closing of the Tempo Business Combination, the Company shall domesticate as a Delaware corporation and shall immediately be renamed “Tempo Automation Holdings, Inc.”

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

On October 13, 2021, ACE entered into the Tempo Holders Support Agreement, by and among ACE, Tempo and the Tempo Stockholders. Pursuant to the Tempo Holders Support Agreement, the Tempo Stockholders agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement (as defined therein), the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of Tempo Holders Support Agreement, and vote against any alternative merger, purchase of assets or proposals that would impede, frustrate, prevent or nullify any provision of the Merger, the Merger Agreement or the Tempo Holders Support Agreement or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

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

For the year ended December 31, 2021, we had a net income of $5,846,503, which consists of the change in fair value of warrant liability of $12,722,918 and interest earned on marketable securities held in the Trust Account of $66,897, offset by operating costs of $6,943,312. Operating costs for the year ended December 31, 2021 compared to the period from March 31, 2020 (inception) through December 31, 2020 was significantly higher primarily due to legal fees related to completing a business combination.

For the period from March 31, 2020 (inception) through December 31, 2020, we had a net loss of $9,188,357, which consists of operating costs of $1,125,460, change in fair value of warrant liability of $7,487,000, and transaction costs allocated to warrants of $667,259, offset by interest earned on marketable securities held in the Trust Account of $91,362.

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

For the year ended December 31, 2021, net cash used in operating activities was $1,311,782. Net income of $5,846,503 was impacted by the change in fair value of warrant liability of $12,722,918 and interest earned on marketable securities held in Trust Account of $66,897. Changes in operating assets and liabilities provided $5,631,530 of cash from operating activities.

For the period from March 31, 2020 through December 31, 2020, net cash used in operating activities was $607,940. Net loss of $9,188,357 was impacted by change in fair value of warrant liability of $7,487,000, transaction costs allocated to warrants of $667,259, interest earned on marketable securities held in Trust Account of $91,362, and payment of formation costs through a promissory note of $1,548. Changes in operating assets and liabilities provided $515,972 of cash from operating activities.

As of December 31, 2021 and 2020, we had cash and marketable securities of $230,158,259 and $230,091,362, respectively, held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2021 and 2020, we had cash of $8,390 and $792,416, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $900,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a business combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a business combination. In return, we deposited $900,000 into an account held by ASIA-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a business combination or dissolution of the Company, shall be returned to us. As of December 31, 2021 and 2020, the Company had $527,756 and no borrowing, respectively, borrowings under the Working Capital Loans.

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

Going Concern

As of December 31, 2021, the Company had $8,390 in its operating bank accounts, $230,158,259 in marketable securities held in the Trust Account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $6,666,868.

The Company intends to complete a business combination by July 13, 2022 or during any Extension Period, as applicable. However, in the absence of a completed business combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until July 13, 2022, or any Extension Period, as applicable, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 13, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees in July 2020 and will continue to incur these fees on a monthly basis until the earlier of the completion of the business combination and the Company’s liquidation.

We have an agreement to pay the underwriters a deferred fee of $8,050,000, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants (and the public warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our consolidated balance sheets.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Net Income (loss) is allocated pro rata between Class A and Class B ordinary shares.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Behrooz Abdi	60	Chief Executive Officer and Chairman of the Board of Directors
Denis Tse	46	Secretary and Director
Minyoung Park	32	Chief Financial Officer
Kenneth Klein	62	Director
Omid Tahernia	61	Director
Ryan Benton	51	Director
Raquel Chmielewski	43	Director

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

Minyoung Park has been our Chief Financial Officer since May 2020. Currently, Ms. Park serves as the Compliance Officer of ACE Equity Partners, a position she has held since March 2020. Previously, she was with the financial due diligence team of the cross-border deal advisory department at KPMG from December 2017 to February 2020. Prior to that, Ms. Park was responsible for accounting and finance at CJ 4DPlex America, Inc., a movie theater technology company, from April 2016 to August 2017 and a CPA with ABC CPAs from 2013 to 2016. Ms. Park is a licensed CPA, which license is currently delinquent, and received a Bachelor of Science in Management Science from University of California - San Diego.

Kenneth Klein has been a director of ACE since July 2020. He is currently Chief Executive Officer and co-founder of Praisidio, Inc. a venture capital-backed AI software company in the Enterprise Risk Management space. He has also served as an independent director of MobileIron, Inc. since 2016. Prior to Praisidio, Mr. Klein served as the Chairman and Chief Executive Officer of Tintri, Inc. (“Tintri”), an intelligent infrastructure provider, from 2013 until March 2018. Previously, he was with Wind River Systems, Inc. (“Wind River”), an embedded software company, where he served as a director from July 2003 and as Chair of the Board, President and Chief Executive Officer from 2004 until Wind River’s acquisition by Intel Corp. in 2009. Mr. Klein continued as President of Wind River after it became an Intel subsidiary until 2013. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation (“Mercury Interactive”), a software company focused on business technology optimization, where he served as Chief Operating Officer and as a director on their Board from 2000 until 2003. Mr. Klein held other management positions at Mercury Interactive from 1992 through 1999, including President of North American Operations and Vice President of North American Sales. Mr. Klein received a B.S. in electrical engineering and biomedical engineering from the University of Southern California. He is a USC Distinguished Alumnus, a member of the USC Viterbi School of Engineering Board of Councilors, the founder of USC’s Klein Institute for Undergraduate Engineering Life, and a USC Trustee.

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

Omid Tahernia has been a director of ACE since July 2020. Mr. Tahernia is the founder and Chief Executive Officer of SERNAI Networks, Inc., a developer of high-speed communication and intelligence- based interconnect solutions since 2018. From 2012 to 2015, Mr. Tahernia served as the Chief Executive Officer of Ikanos Communications (Nasdaq: IKAN), which was acquired by Qualcomm in 2015. Prior to that, he was the President and Chief Executive Officer of Tilera Corporation from 2007 to 2011, and had spent more than three years with Xilinx, most recently as Corporate Vice President & General Manager of its Processing Solutions Group.

Mr. Tahernia is a 20-year veteran with Motorola from 1984 to 2004, with the most recent leadership role being Vice President and Director, Strategy and Business Development at Motorola Semiconductors. He received an MSEE degree from Georgia Institute of Technology and a BSEE degree from Virginia Tech.

Ryan Benton has been a director of ACE since July 2020. He currently serves as Chief Financial Officer of Tempo, a role he has held since July 2020. Previously, from September 2018 to October 2020, Mr. Benton served as Chief Financial Officer and Senior Vice President of Revasum, Inc., a publicly listed semiconductor capital equipment company (“Revasum”), and currently sits on Revasum’s board of directors. Since 2015, Mr. Benton also has served as an independent board member for Pivotal Systems, a publicly listed semiconductor component company, where he chairs the Audit & Risk Management Committee and serves as a member of the Remuneration & Nomination Committee. Prior to joining Revasum, from 2017 to 2018, Mr. Benton served as Senior Vice President and Chief Financial Officer for BrainChip Holdings Ltd., a publicly listed AI software and chip solution provider and developer of neuromorphic circuits. From 2012 to 2017, Mr. Benton was at Exar Corporation, a fabless semiconductor chip manufacturer (“Exar”), as Senior Vice President and Chief Financial Officer. In 2016, he became Chief Executive Officer and Executive Board Member until the sale of Exar to Maxlinear, Inc. in 2017. From 1993 to 2012, Mr. Benton worked at several technology companies. He started his career as an auditor at Arthur Andersen & Company in 1991. Mr. Benton received a B.A. of Business Administration in Accounting from the University of Texas at Austin and he passed the State of Texas Certified Public Accountancy exam.

Raquel Chmielewski has been a director of ACE since July 2020. She is currently Director of Investments at Council on Foreign Relations, a United States nonprofit and non-partisan think tank specializing in U.S. foreign policy and international affairs. Prior to this, she was an Investment Officer at the pension of the International Monetary Fund, and a private markets investor at Lockheed Martin Investment Management Company from 2009 to 2017. Ms. Chmielewski was with Stark Investments as an Investment Analyst for a short period in 2008 and was a Private Equity/Venture Capital Associate at Columbia Capital, LLC from 2004 to 2007. Ms. Chmielewski received a B.A. and M.A. in Economics from Boston University and an M.B.A. from The Wharton School at the University of Pennsylvania.

Director Independence

Nasdaq listing standards require that a majority of ACE’s board of directors be independent. An “independent director” is defined generally as a person who is not an executive officer or employee of the company and who, in the board’s opinion, has no relationship which would “interfere with the exercise of independent judgment” in carrying out director responsibilities.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of Nasdaq. In addition, members of ACE’s compensation committee and nominating and corporate governance committee must also satisfy the independence criteria set forth under the listing standards of Nasdaq.

ACE’s board has determined that each of Kenneth Klein, Omid Tahernia, Ryan Benton and Raquel Chmielewski is an “independent director” under applicable SEC and Nasdaq rules.

ACE’s independent directors have regularly scheduled meetings at which only independent directors are present.

Ryan Benton is also Chief Financial Officer at Tempo, and Ryan introduced ACE to Tempo during a process in which the Tempo board of directors, with the advice of its financial advisor considered many potential SPAC partnerships. Both boards of directors were made fully aware of Mr. Benton’s role as Chief Financial Officer of Tempo and his status as a member of the board of directors of

ACE from the outset and Mr. Benton recused himself from the ACE board of directors meetings and certain votes relating to the business combination transaction with Tempo.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Each of our directors will hold office for a one-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, our founder shares).

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Ryan Benton and Kenneth Klein. Kenneth Klein serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval, of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website, acev.io, under “Investor Info—Governance Documents”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe fiduciary duties to the company, including the following:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise authority for the purpose for which it is conferred;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Each of our directors and officers presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Risks Relating to Our Management Team—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our sponsor, directors and officers may become involved with subsequent special purpose acquisition companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 13, 2022. Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our directors, officers, and initial shareholders and their permitted transferees have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders and their permitted transferees have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by July 13, 2022. However, if our initial shareholders or their permitted transferees (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders or their permitted transferees until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Ryan Benton, a director of ACE, is also Chief Financial Officer of Tempo and as such is considered an interest party to the proposed Tempo Business Combination. Mr. Benton recused himself from the ACE board of directors meetings and certain votes regarding the Merger Agreement and the proposed Tempo Business Combination.

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

In the event that we submit our initial business combination to our public shareholders for a vote, our directors, officers, and initial shareholders and their permitted transferees have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. In May 2020, the Sponsor transferred 40,000 founder shares to Kenneth Klein, 35,000 founder shares to each of Omid Tahernia, Ryan Benton and Raquel Chmielewski and 10,000 founder shares to Minyoung Park, at their original per-share purchase price. In October 2021, the Sponsor distributed 1,678,500 founder shares to then-director and President of the company, Sunny Siu. On October 13, 2021, Sunny Siu resigned from the board of directors and as President of the company. We filed a Form 8-K on October 14, 2021, announcing Mr. Siu’s resignation.

After the completion of our initial business combination, our directors or executive officers who remain with us may be paid consulting or management fees from the combined company. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our directors and executive officers will be determined, or recommended to the board of directors of the combined company for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on its board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with the combined company after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with the combined company after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the combined company may influence the motivation of our management in identifying or selecting a target business but we do not believe that the ability of our management to remain with the combined company after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our directors or executive officers that provide for benefits upon termination of employment.

For more information about the interests of our directors and executive officers, see the section titled “Note 5 — Related Party Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 10, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our directors and executive officers; and
●	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 10, 2022.

	Number of	% of Class A	% of Class B	% of ACE
Name and Address of	Ordinary	Ordinary	Ordinary	Ordinary
Beneficial Owner(1)	Shares(2)	Shares	Shares	Shares(2)
5% Holders
ACE Convergence Acquisition LLC(1)	3,160,570	—	54.97%	22.65%
Sunny Siu(2)	1,678,500	—	29.19%	12.03%
ACE SO5 Holdings Limited(3)	755,930	—	13.15%	5.42%
Highbridge Capital Management, LLC(6)	941,123	11.47%		6.75%
Castle Creek Arbitrage, LLC(7)	688,810	8.40%		4.94%
Weiss Asset Management LP(8)	759,026	9.25%		5.44%
Linden Advisors LP(9)	1,159,594	14.14%		8.31%
Directors and Executive Officers
Behrooz Abdi(4)	3,160,570	—	54.97%	22.65%
Denis Tse(5)	—	—	—	—
Minyoung Park	10,000	—	*	*
Kenneth Klein	40,000	—	*	*
Omid Tahernia	35,000	—	*	*
Ryan Benton	35,000	—	*	*
Raquel Chmielewski	35,000	—	*	*
All ACE directors and executive officers as a group (seven individuals)	3,315,570	—	57.66%	23.76%

* Less than one percent

(1)  ACE Convergence Acquisition LLC (the “Sponsor”) is the record holder of 3,160,570 Class B ordinary shares reported herein. ACE Equity Partners LLC indirectly owns a majority interest in the Sponsor through ACE SO3 Holdings Limited, a wholly owned and controlled subsidiary of ACE Equity Partners LLC.

(2)  In October 2021, the Sponsor distributed 1,678,500 Class B ordinary shares to Sunny Siu. Mr. Siu’s address is 79C Sun Sky, The Cullinan, 1 Austin Road West, Hong Kong.

(3)  In January 2022, the Sponsor distributed 755,930 founder shares to ACE SO5 Holdings Limited (“ACE SO5”). ACE Equity Partners International Pte Ltd. (“ACEI”) is the sole owner of the voting equity of ACE SO5. The sole shareholder of ACEI is ACE Equity Partners LLC, which is wholly owned and controlled by David Young Ko, a United States citizen and resident of South Korea. Each of ACEI, ACE Equity Partners LLC and Mr. Ko may be deemed to beneficially own securities held by ACE SO5. Denis Tse is the manager of ACE SO5. Mr. Tse disclaims beneficial ownership of securities held by ACE SO5. The business address of ACE SO5 is 8 Marina View, Asia Square Tower 1, #43-01, Singapore 018960. The business address of ACE Equity Partners LLC is 31, Nonhyeon-ro, 36-gil, Gangnam-gu, Seoul, Korea 06296. The business address of Mr. Ko is 31, Nonhyeon-ro, 36-gil, Gangnam-gu, Seoul, Korea 06296.

(4)  The Sponsor is the record holder of the Class B ordinary shares reported herein. The manager of the Sponsor, Behrooz Abdi, by virtue of his control over the Sponsor, may be deemed to beneficially own shares held by the Sponsor. 3,160,570 shares of New Tempo common stock held by the Sponsor will be subject to restrictions on transfer for a period of one year following the Closing.

(5)  Denis Tse is the manager of ACE SO5. Mr. Tse disclaims beneficial ownership of securities held by ACE SO5.

(6)  According to a Schedule 13G/A filed with the SEC on February 7, 2022, Highbridge Capital Management, LLC is the investment adviser to Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Funds”), with respect to the Class A ordinary shares of ACE directly held by the Highbridge Funds, and may be deemed to have shared voting and dispositive power with regard to 941,123 Class A ordinary shares of ACE. The business address of each is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)  According to a Schedule 13G/A filed with the SEC on February 11, 2022, each of Castle Creek Arbitrage, LLC and Mr. Allan Weine may be deemed to have shared voting and dispositive power with regard to 688,810 Class A ordinary shares of ACE. CC ARB West, LLC may be deemed to have shared voting and dispositive power with regard to 551,154 Class A ordinary shares of ACE. Castle Creek SPAC Fund, LLC may be deemed to have shared voting and dispositive power with regard to 29,130 Class A ordinary shares of ACE. CC Arbitrage, Ltd may be deemed to have shared voting and dispositive power with regard to 108,526 Class A ordinary shares of ACE. Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC ARB West, LLC, Castle Creek SPAC Fund, LLC, and CC Arbitrage, Ltd. Mr. Weine is the managing member of Castle Creek Arbitrage, LLC. By virtue of these relationships, each of Castle Creek Arbitrage, LLC and Mr. Weine may be deemed to beneficially own the Class A ordinary shares of ACE directly owned by CC ARB West, LLC, Castle Creek SPAC Fund, LLC, and CC Arbitrage, Ltd. The business address of each is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(8)  According to a Schedule 13G/A filed with the SEC on February 4, 2022, each of Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, Ph.D. may be deemed to have shared voting and dispositive power with regard to 750,026 Class A ordinary shares of ACE. The business address of each is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(9)  According to a Schedule 13G/A filed with the SEC on January 27, 2022, Linden Advisors LP and Siu Min Wong may be deemed to have shared voting and dispositive power with regard to 1,159,594 Class A ordinary shares of ACE, which amount consists of 1,055,965 shares held by Linden Capital L.P. and 103,629 shares held by separately managed accounts. Linden Capital L.P. and Linden GP LLC may be deemed to have shared voting and dispositive power with regard to 1,055,965 Class A ordinary shares of ACE. The business address of Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address of each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions.

Founder Shares

On May 28, 2020, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 Founder Shares to certain members of the Company’s management team. On October 13, 2021, the Sponsor distributed 1,678,500 Founder Shares to Sunny Siu. In connection with raising funds for working capital of ACE, in January 2022, the Sponsor distributed 755,930 founder shares to ACE SO5, an affiliate of the Sponsor, and ACE SO5 became a party to (i) the Letter Agreement, dated as of July 27, 2020, by and among ACE, the Sponsor and certain of ACE's current and former officers, directors and director nominees, and (ii) the Sponsor Support Agreement. ACE Equity Partners International Pte Ltd. is the sole owner of the voting equity of ACE SO5, and therefore, may be deemed to have sole discretion over the voting and investment power of the company securities held by ACE SO5. However, all of the economic interests in ACE SO5 are held by unaffiliated non-U.S. persons or entities through non-voting interests. Pursuant to ACE SO5’s governing documents, after the expiration of the lock-up period (described elsewhere in this Annual Report), such non-voting interests will be granted the rights to vote. The founder shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on July 30, 2020, 750,000 founder shares are no longer subject to forfeiture.

These founder shares are identical to the ACE Class A ordinary shares included in the units sold in ACE’s Initial Public Offering except that (i) the founder shares are subject to certain transfer restrictions, (ii) the holders of the founder shares have agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares and Public Shares held by them in connection with the completion of a business combination, (y) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend ACE’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 13, 2022 (or if such date is further extended at a duly called extraordinary general meeting, such later date) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (z) their rights to liquidating distributions from the Trust Account with respect to the founder shares if ACE fails to complete a business combination by July 13, 2022 (or if such date is further extended at a duly called extraordinary general meeting, such later date) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), (iii) the founder shares are automatically convertible into ACE Class A ordinary shares at the time of the initial business combination on a one-for-one basis and (iv) the founder shares are entitled to registration rights.

In connection with the Tempo Business Combination, upon the Domestication, 5,750,000 founder shares will convert automatically, on a one-for-one basis, into a share of New Tempo common stock.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,600,000 Private Placement Warrants at a price of $1.00 per warrant, or $6,600,000 in the aggregate, in a private placement. On October 13, 2021, the Sponsor distributed 948,750 Private Placement Warrants to Sunny Siu. In January 2022, the Sponsor distributed 891,714 Private Placement Warrants to ACE SO5. Each Private Placement Warrant entitles the holder to purchase one ACE Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account of ACE. The Private Placement Warrants may not be redeemed by ACE so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units that were sold as part of the Initial Public Offering The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.

The Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering except that the Private Placement Warrants: (i) are not redeemable by ACE, (ii) may be exercised for cash or on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the ordinary shares issuable upon exercise of the Private Placement Warrants). Additionally, the purchasers have agreed not to transfer, assign, or sell any of the Private Placement Warrants, including the ACE Class A ordinary shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of ACE’s initial business combination.

In connection with the Tempo Business Combination, upon the Domestication, each of the 6,600,000 Private Placement Warrants will convert automatically into a warrant to acquire one share of New Tempo common stock pursuant to the Warrant Agreement.

Registration Rights

The holders of the founder shares Private Placement Warrants, and any warrants that may be issued upon conversion of working capital loans, if any (and any ACE Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares are entitled to registration rights pursuant to a registration rights agreement signed July 27, 2020 requiring ACE to register such securities for resale (in the case of the founder shares only after conversion to ACE Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that ACE register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of ACE’s initial business combination and rights to require ACE to register for resale such securities pursuant to Rule 415 under the Securities Act. ACE will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the proposed Tempo Business Combination, the registration rights agreement will be amended and restated. The Merger Agreement contemplates that, at the Closing, New Tempo, the Sponsor, other parties to the Sponsor Support Agreement and certain former stockholders of Tempo will enter into an Amended and Restated Registration Rights Agreement, pursuant to which New Tempo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of New Tempo common stock and other equity securities of New Tempo hat are held by the parties thereto from time to time.

PIPE Subscription Agreements

In connection with the execution of the Merger Agreement, ACE entered into PIPE Subscription Agreements with the PIPE Investors pursuant to which certain PIPE Investors have agreed to purchase 8.2 million shares of New Tempo common stock at $10.00 per share for an aggregate commitment amount of $82.0 million. Additionally, two entities have also agreed to purchase $200.0 million of ACE’s 13.0% convertible senior notes due 2025. The obligation of the parties to consummate the purchase and sale of the shares covered by the PIPE Subscription Agreement is conditioned upon, among others, (i) there not being in force any injunction or order enjoining or prohibiting the issuance and sale of the shares covered by the PIPE Subscription Agreement and (ii) satisfaction or waiver of all conditions precedent to the Closing under the Merger Agreement. The closings under the PIPE Subscription Agreements will occur substantially concurrently with the Closing.

Backstop Subscription Agreement

In connection with the execution of the Merger Agreement, ACE entered into a Backstop Subscription Agreement with the Backstop Investor, pursuant to which the Backstop Investor committed to purchase up to an additional 3,000,000 shares of New Tempo common stock, for an aggregate amount of up to $30.0 million, to backstop the redemption of ACE shares.

Related Party Note and Advances

On May 28, 2020, ACE issued an unsecured promissory note to the Sponsor, pursuant to which ACE borrowed an aggregate principal amount of $186,760. The note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the initial public offering. The borrowings outstanding under the note in an amount of $186,760 were repaid upon the consummation of the Initial Public Offering on July 30, 2020.

Prior to ACE’s initial business combination, ACE’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on ACE’s behalf, although no such reimbursements will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of ACE’s initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of ACE’s officers and directors may, but are not obligated to, loan ACE funds as may be required. In the event that ACE’s initial business combination does not close, ACE may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. ACE does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as ACE does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of December 31, 2021, ACE had no outstanding borrowings under the working capital loans.

ACE is not prohibited from pursuing a business combination with a company that is affiliated with the Sponsor, or ACE’s officers or directors or making the acquisition through a joint venture or other form of shared ownership with the Sponsor, or ACE’s officers or directors. In the event ACE seeks to complete a business combination with a target that is affiliated with the Sponsor, or ACE’s officers or directors, ACE, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to ACE from a financial point of view. ACE is not required to obtain such an opinion in any other context.

Working Capital Facility

On August 12, 2020, ACE entered into the Working Capital Facility with ASIA-IO, an affiliate of the Sponsor, in the net amount of $900,000. The funds from the Working Capital Facility will be utilized to finance transaction costs in connection with the business combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a business combination. In return, ACE deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. As part of the Working Capital Facility, ASIA-IO waived the right to convert the working capital loan into private placement warrants. Any outstanding amounts deposited with ASIA-IO upon the completion of a business combination or dissolution of ACE, will be returned to ACE. In November 2020, the deposit amount was reduced by $850,000. As of December 31, 2021 and 2020, ACE had $527,756 and no, respectively, borrowings under the Working Capital Facility.

Administrative Services Agreement

ACE entered into an agreement whereby, commencing on July 28, 2020 through the earlier of the consummation of a business combination or ACE’s liquidation, ACE will pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $120,000, of which $90,000 is included in accounts payable and accrued expenses on the December 31, 2021 consolidated balance sheet. For the period from March 31, 2020 (inception) through December 31, 2020, the Company incurred and paid $20,000 in fees for these services.

Sponsor Support Agreement

On October 13, 2021, the Sponsor, ACE, certain of ACE’s directors, officers and initial shareholders and their permitted transferees and Tempo entered into the Sponsor Support Agreement, whereby the Sponsor and ACE’s directors, officers and initial shareholders and their permitted transferees agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby. In addition, the Sponsor and ACE’s directors, officers and initial shareholders and their permitted transferees agreed to waive their redemption rights with respect to all of the founder shares and any ordinary shares held by them in connection with the consummation of the Tempo Business Combination, subject to the terms and conditions contemplated in the letter agreement, dated as of July 27, 2020. The Sponsor also agreed to waive any and all anti-dilution rights. As of the date hereof, and due to the redemption of 14,797,723 public shares in connection with the shareholder vote to approve the extension of the date by which ACE must complete an initial business combination, the Sponsor (including ACE’s directors, officers, and initial shareholders and their permitted transferees) owns approximately 41.21% of the issued and outstanding ordinary shares. If ACE is not able to complete the Tempo Business Combination or another business combination by July 13, 2022 (or if such date is further extended at a duly called extraordinary general meeting, such later date), then the Sponsor and ACE’s directors, officers and initial shareholders and their permitted transferees will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold.

Lock-Up Agreements

Pursuant to the terms of the lock-up agreement between New Tempo, the Sponsor and certain former stockholders of Tempo and Advanced Circuits, each party to the agreement has agreed that it will not, without the prior written consent of New Tempo during a lock-up period of 180 days or 365 days (depending on the relevant holder), unless earlier released, and subject to customary exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position any shares of New Tempo common stock or any securities convertible into or exercisable or exchangeable for New Tempo common stock issued or issuable to such party pursuant to the Merger Agreement (collectively, the “Lock-Up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). Notwithstanding the foregoing, if at any time before 180 days or 365 days after the Closing, as applicable, (x) the closing of a merger, liquidation, stock exchange, reorganization or other similar transaction after the Closing results in all of the public stockholders of Tempo having the right to exchange their shares of New Tempo common stock for cash securities or other property, or (y) the closing price of the New Tempo common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty-trading day period commencing at least 150 days after the Closing, then each party’s Lock-Up Shares will be automatically released from the lock-up restrictions, in the case of clause (y) above, as of the last day of such thirty-trading day period. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will.

Promissory Note

On January 13, 2022, ACE entered into the Convertible Promissory Note with the Sponsor. Pursuant to the Convertible Promissory Note, the Sponsor has agreed that it will contribute to ACE as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each Class A ordinary share of ACE that was not redeemed in connection with the shareholder vote to approve the extension of the deadline by which ACE must complete its initial business combination, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the proposed Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A ordinary shares of ACE at a conversion price equal to $1.00 per warrant. The Contribution(s) will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date by which ACE must complete an initial business combination and the consummation of the proposed Tempo Business Combination. ACE’s board of directors will have the sole discretion whether to continue extending for additional months until $1.5 million in the aggregate has been loaned, and if ACE’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, ACE would wind up ACE’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in ACE’s amended and restated memorandum and articles of association. The maturity date of the Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Convertible Promissory Note may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Convertible Promissory Note upon notice of such prepayment. If the proposed Tempo Business Combination is not completed and ACE winds up, there will not be sufficient assets to repay the Convertible Promissory Note and it will be worthless.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and for the period from March 31, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $81,000 and $263,088, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2021 and 2020 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from March 31, 2020 (inception) through December 31, 2020, our independent registered public accounting firms fees were approximately $32,000 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2021 and for the period from March 31, 2020 (inception) through December 31, 2020, our independent registered public accounting firms fees were approximately $4,000 for each year, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from March 31, 2020 (inception) through December 31, 2020, our independent registered public accounting firms fees were approximately $184,000 and $182,000, respectively, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1+

Agreement and Plan of Merger, dated as of October 13, 2021, by and among the Registrant, ACE Convergence Subsidiary Corp. and Tempo Automation, Inc., as amended from time to time (included as Annex A to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

2.2+	Plan of Domestication (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-4/A filed on February 1, 2022).
3.1	Second Amended and Restated Memorandum and Articles of Association of the Company (included as Annex I to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).
4.1

Warrant Agreement, dated July 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

4.2*	Description of the Company’s securities.
4.3	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on July 10, 2020).
10.1

Promissory Note, dated May 28, 2020, issued to ACE Convergence Acquisition LLC (incorporated by reference to Exhibit 10.1 filed with the Amendment to the Form S-1 filed by the Registrant on July 6, 2020).

10.2

Letter Agreement, dated July 27, 2020, among the Registrant, the Registrant’s directors and officers and ACE Convergence Acquisition LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

10.3

Investment Management Trust Agreement, dated July 27, 2020, between Continental Stock Transfer & Trust Company, as trustee, and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

10.4

Amendment No. 1 to the Investment Management Trust Agreement, dated as of January 25, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2022).

10.5

Registration Rights Agreement, dated July 27, 2020, among the Registrant, ACE Convergence Acquisition LLC and certain security holders (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

10.6

Sponsor Warrants Purchase Agreement, dated July 27, 2020, between the Registrant and ACE Convergence Acquisition LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

10.7

Administrative Services Agreement, dated July 27, 2020, between the Registrant and ACE Convergence Acquisition LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020).

10.8

Sponsor Support Agreement, dated October 13, 2021, by and among ACE Convergence Acquisition LLC, the Registrant, certain of ACE’s directors, officers and initial shareholders and their permitted transferees, and Tempo Automation, Inc. (included as Annex B to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.9

Tempo Holders Support Agreement, dated October 13, 2021, by and among the Registrant, Tempo Automation, Inc. and certain stockholders of Tempo Automation, Inc. (included as Annex C to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.10

Form of PIPE Common Stock Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto (included as Annex E to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.11

Subscription Agreement, dated as of January 18, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc., OCM Tempo Holdings, LLC and Tor Asia Credit Opportunity Master Fund II LP (included as Annex F to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.12

Form of Backstop Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto (included as Annex G to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.13

Form of Amended and Restated Registration Rights Agreement by and among the Registrant, ACE Convergence Acquisition LLC, the other parties to the Sponsor Support Agreement and certain former stockholders of Tempo Automation, Inc. (included as Annex D to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.14

Form of Lock-Up Agreement by and between the Registrant, ACE Convergence Acquisition LLC and certain former stockholders of Tempo Automation, Inc. and Compass AC Holdings, Inc. party thereto (included as Annex H to the Registrant’s Registration Statement on Form S-4/A filed on February 1, 2022).

10.15

Convertible Promissory Note, dated as of January 13, 2022, by and between ACE Convergence Acquisition Corp. and ACE Convergence Acquisition LLC (incorporated by reference to ACE Convergence Acquisition Corp.’s Current Report on Form 8-K filed on January 18, 2022).

10.16

Letter Agreement, dated as of January 18, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and OCM Tempo Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.17

Information Rights and Confidentiality Agreement, dated as of January 18, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and Tor Asia Credit Opportunity Master Fund II LP (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.18	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 20, 2022).
10.19

Letter Agreement, dated as of January 18, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE SO3 SPV Limited (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on January 20, 2022).

10.20(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Behrooz Abdi.
10.21(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Sunny Siu.
10.22(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Denis Tse.
10.23(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Minyoung Park.
10.24(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Kenneth Klein.
10.25(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Omid Tahernia.
10.26(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Ryan Benton.
10.27(1)	Indemnity Agreement, dated July 27, 2020, between the Registrant and Raquel Chmielewski.
14.1

Code of Ethics and Business Conduct of ACE Convergence Acquisition Corp (incorporated by reference to ACE Convergence Acquisition Corp.’s Annual Report on Form 10-K filed with the SEC on March 17, 2021).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form S-4/A filed on February 1, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.
+

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONVERGENCE ACQUISITION CORP.

Date: March 10, 2022	/s/ Behrooz Abdi
By: Behrooz Abdi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Behrooz Abdi
Name:	Behrooz Abdi
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 10, 2022

/s/ Denis Tse
Name:	Denis Tse
Title:	Secretary and Director
Date:	March 10, 2022

/s/ Minyoung Park
Name:	Minyoung Park
Title:	Chief Financial Officer
Date:	March 10, 2022

/s/ Kenneth Klein
Name:	Kenneth Klein
Title:	Director
Date:	March [11], 2022

/s/ Omid Tahernia
Name:	Omid Tahernia
Title:	Director
Date:	March 10, 2022

/s/ Ryan Benton
Name:	Ryan Benton
Title:	Director
Date:	March 10, 2022

/s/ Raquel Chmielewski
Name:	Raquel Chmielewski
Title:	Director
Date:	March 10, 2022

ACE CONVERGENCE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
ACE Convergence Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACE Convergence Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the year ended December 31, 2021 and the period from March 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from March 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 13, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 10, 2022

PCAOB ID Number 100

ACE CONVERGENCE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$8,390	$792,416
Prepaid expenses	113,140	343,839
Total Current Assets	121,530	1,136,255

Cash and marketable securities held in Trust Account	230,158,259	230,091,362
TOTAL ASSETS	$230,279,789	$231,227,617

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,260,642	$859,811
Promissory note - related party	527,756	—
Total current liabilities	6,788,398	859,811

Warrant liability	12,766,082	25,489,000
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	27,604,480	34,398,811

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value of $10.00 per share	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; excluding 23,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(27,325,266)	(33,171,769)
Total Shareholders’ Deficit	(27,324,691)	(33,171,194)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,279,789	$231,227,617

The accompanying notes are an integral part of these consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from March
		31, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020

Operating costs	$6,943,312	$1,125,460
Loss from operations	(6,943,312)	(1,125,460)

Other income (expense):
Change in fair value of warrant liability	12,722,918	(7,487,000)
Offering costs allocated to warrant liability	-	(667,259)
Interest earned on marketable securities held in Trust Account	66,897	91,362
Total other income (expense), net	12,789,815	(8,062,897)

Net income (loss)	$5,846,503	$(9,188,357)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	16,353,211
Basic and diluted net income (loss) per ordinary share, Class A	$0.20	$(0.42)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,529,817
Basic and diluted net income (loss) per ordinary share, Class B	$0.20	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(24,425)	(23,983,412)	(24,007,837)

Net loss	—	—	—	—	—	(9,188,357)	(9,188,357)
Balance – December 31, 2020	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net income	—	—	—	—	—	5,846,503	5,846,503
Balance – December 31, 2021	—	$—	5,750,000	$575	$—	$(27,325,266)	$(27,324,691)

The accompanying notes are an integral part of these consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from March
		31, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$5,846,503	$(9,188,357)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(66,897)	(91,362)
Change in fair value of warrant liability	(12,722,918)	7,487,000
Offering cost allocated to warrants	—	667,259
Payment of formation costs through promissory note – related party	—	1,548
Changes in operating assets and liabilities:
Prepaid expenses	230,699	(343,839)
Accounts payable and accrued expenses	5,400,831	859,811
Net cash used in operating activities	(1,311,782)	(607,940)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,600,000
Proceeds from promissory note – related party	527,756	62,558
Repayment of promissory note - related party	—	(186,760)
Payment of offering costs	—	(500,442)
Net cash provided by financing activities	527,756	231,400,356

Net Change in Cash	(784,026)	792,416
Cash – Beginning	792,416	—
Cash – Ending	$8,390	$792,416

Non-cash investing and financing activities:
Offering costs paid through promissory note - related party	$—	$122,654
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of these consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

ACE Convergence Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 31, 2020. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). On January 6, 2021, ACE Convergence Subsidiary Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of ACE Convergence Acquisition Corp., was formed.

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

As of December 31, 2021, the Company had not commenced any operations. All activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will have until July 13, 2022 (the “Combination Period”) to complete the Business Combination. On January 25, 2022 the Company voted to amended its Articles of Association to extend the Combination Period to July 13, 2022 from January 30, 2022. However, if the Company has not completed a Business Combination within the Combination Period or any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or any Extension Period.

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

Going Concern

As of December 31, 2021, the Company had $8,390 in its operating bank accounts, $230,158,259 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $6,666,868.

The Company intends to complete a Business Combination by July 13, 2022 or during any Extension Period, as applicable. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 13, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 13, 2022.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,270,000)
Class A ordinary shares issuance costs	(12,737,837)
Plus:
Accretion of carrying value to redemption value	24,007,837
Class A ordinary shares subject to possible redemption	$230,000,000

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $13,273,096, of which $12,737,837 were charged to

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

temporary equity upon the completion of the Initial Public Offering, and the remaining $667,259 of offering costs allocated to the warrant liability was charged to operations.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from
			March 31, 2020
	Year Ended		(Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,677,202	$1,169,301	$(7,350,686)	$(1,837,671)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	16,353,211	5,529,817

Basic and diluted net income (loss) per ordinary share	$0.20	$0.20	$(0.42)	$(0.42)

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature except warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

members of the Company’s management team. On October 13, 2021, the Sponsor transferred an aggregate of 1,678,500 Founder Shares to Sunny Siu.

The Sponsor and the initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of December 31, 2021 and 2020, the Company had $527,756 and no borrowing, respectively, borrowings under the working capital facility.

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $120,000, of which $90,000 is included in accounts payable and accrued expenses on the December 31, 2021 consolidated balance sheet. For the period from March 31, 2020 (inception) through December 31, 2020, the Company incurred and paid $20,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Termination of Proposed Achronix Business Combination

On January 7, 2021, we entered into an Agreement and Plan of Merger with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and Merger Sub (As defined in Note 1).

On May 24, 2021, in our Form 10-Q for the quarter ended March 31, 2021, we disclosed that the SEC informed us that it was investigating certain disclosures made in the Form S-4 relating to our proposed business combination with Achronix. On July 11, 2021, we and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the merger agreement relating to the proposed business combination.

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

Business Combination Agreement

On October 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempo Automation, Inc., a Delaware corporation (“Tempo”), and Merger Sub.

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

On August 13, 2021, Tempo Automation, Inc., a Delaware corporation (“Tempo”) entered into a Stock Purchase Agreement (the “Whizz Agreement”) with Whizz Systems, Inc., a Delaware corporation (“Whizz”), and on October 13, 2021, Tempo entered into an Agreement and Plan of Merger (the “Compass AC Agreement”) with Compass AC Holdings, Inc., a Delaware corporation (“Compass

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

AC”), pursuant to which, and on the terms and subject to the conditions of which, Tempo will acquire all of the outstanding shares of capital stock of each Whizz and Compass AC (the “Tempo Add-On Acquisitions”) immediately following the closing of the Business Combination (as defined below). After the Effective Time, ACE will pay or issue to eligible Whizz equity holders and Compass AC equity holders their respective pro rata portion of the Whizz Consideration (as defined in the Merger Agreement) or the Compass AC Consideration (as defined in the Merger Agreement), including, for the avoidance of doubt, any applicable earnout consideration, upon the terms and subject to the conditions set forth in the Whizz Agreement or the Compass AC Agreement, as applicable.

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

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of ACE and Tempo, (ii) by Tempo, if certain approvals of the shareholders of ACE, to the extent required under the Merger Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by ACE, if certain approvals of the stockholders of Tempo, to the extent required under the Merger Agreement, are not obtained within five business days after the Registration Statement has been declared effective by the SEC and delivered or otherwise made available to Tempo’s stockholders, (iv) by either ACE or Tempo in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before July 13, 2022 (the “Agreement End Date”), unless ACE is in material breach of the Merger Agreement; provided that in the event the Extension Proposals are approved by the stockholders of ACE, then nine (9) months after the date of the Merger Agreement; provided further, that if so extended, then Tempo shall have the right to extend the Agreement End Date for one period of three (3) months if either of the Add-On Acquisitions has not closed due to a failure to obtain regulatory approvals or legal restraints on the closing of either Add-On Acquisition (subject to the requirement that the other conditions to the Closing have generally been satisfied or waived on or before such date).

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

For more information about the Merger Agreement and the proposed Tempo Business Combination, see our Current Report on Form 8-K filed with the SEC on October 14, 2021, and in our preliminary prospectus/proxy statement included in the Registration Statement. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Tempo Business Combination and does not contain the risks associated with the proposed Tempo Business Combination. Such risks and effects relating to the proposed Tempo Business Combination is included in the Registration Statement.

Subscription Agreement

On January 18, 2022, ACE entered into a Subscription Agreement (the “Subscription Agreement”) with Tempo, OCM Tempo Holdings, LLC (“OCM”) and Tor Asia Credit Opportunity Master Fund II LP (“Tor”). Pursuant to the Subscription Agreement, OCM, an affiliate of Oaktree Capital Management, L.P. (collectively with its affiliates or affiliated investment funds and/or managed or controlled accounts, “Oaktree”), has committed to purchase $175 million in aggregate principal amount of ACE’s 13% convertible senior notes due 2025 concurrently with the closing (the “Closing”) of the previously announced business combination between ACE and Tempo, which Closing is subject to the satisfaction or waiver of the conditions stated in the Merger Agreement dated as of October 13, 2021, by and among ACE, Tempo Automation and ACE Convergence Subsidiary Corp., and other customary closing conditions. The Subscription Agreement also provides for the purchase of $25 million in aggregate principal amount of ACE’s 13% convertible senior notes due 2025 concurrently with the Closing by Tor, an investment partner of ACE, which investment replaces the previously announced investment in ACE’s 12% convertible senior notes due 2025 by an affiliate of ACE’s sponsor, ACE Convergence Acquisition LLC, as disclosed in the Form 8-K, filed January 20, 2022.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,157,661 in money market funds. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $82 in cash and $230,091,280 in U.S. Treasury Securities.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 is as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 1/28/21)*	230,091,280	7,515	230,098,795

*    Upon maturity, the securities were reinvested into money market funds, which invest in U.S. Treasury Securities. As of December 31, 2021 there were no held-to-maturity securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	December 31,	December 31,
Description	(level)	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$230,157,661	$230,098,795

Liabilities:
Warrant Liability – Public Warrants	1	$7,820,000	$15,985,000
Warrant Liability – Private Placement	3	$4,946,082	$9,504,000

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s consolidated balance sheets. The warrant liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Warrants were initially classified as Level 3 due to the use of unobservable inputs. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at the following measurement dates:

	December 31,	December 31,
Input:	2021	2020
Risk-free interest rate	1.26%	0.36%
Expected term (years)	5.28	5.49
Expected volatility	18.8%	22.7%
Exercise price	$11.50	$11.50
Stock Price	$9.96	$10.22

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private
	Placement	Public
Fair value as of May 28, 2020	—	—
Initial measurement on July 30, 2020	$6,732,000	$11,270,000
Transfer from Level 3 to Level 1	—	(11,270,000)
Change in fair value	2,772,000	—
Fair value as of December 31, 2020	$9,504,000	—
Change in fair value	(4,557,918)	—
Fair value as of December 31, 2021	$4,946,082	—

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11,270,000 during the period from July 30, 2020 through December 31, 2020 and no transfers in 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 13, 2022, in connection with extension of the business combination period, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A ordinary share of the Company that is not redeemed in connection with the shareholder vote to approve the Extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the business combination between the Company and Tempo Automation, Inc. and (ii) $1.5 million has been loaned. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the business combination between the Company and Tempo Automation, Inc.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On January 21, 2022, in connection with the extension of time to complete a business combination, shareholders of Class A Ordinary shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, approximately $148,079,821 was paid out of the Trust in connection with the redemptions.

On January 25, 2022 the Company voted to amend the Investment Management Trust Agreement entered into by the Company and the Trustee on July 27, 2020 (the “Trust Agreement”), to extend the business combination period from January 30, 2022, to July 13, 2022.