Form 10-Q
period 2022-03-31
ACE Convergence Acquisition Corp.
filed 2022-05-13
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022 there were 8,202,277 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$—	$8,390
Prepaid expenses	109,792	113,140
Total Current Assets	109,792	121,530

Cash and marketable securities held in Trust Account	82,578,288	230,158,259
TOTAL ASSETS	$82,688,080	$230,279,789

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,749,525	$6,260,642
Convertible promissory note	739,980	—
Advances- related party	88,894	—
Promissory note – related party	829,294	527,756
Total current liabilities	8,407,693	6,788,398

Warrant liability	12,693,389	12,766,082
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	29,151,082	27,604,480

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,202,277 and 23,000,000 shares issued and outstanding at redemption value of $10.06 and $10.00 per share at March 31, 2022 and December 31, 2021, respectively	82,412,315	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding excluding 8,202,277 and 23,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(28,875,892)	(27,325,266)
Total Shareholders’ Deficit	(28,875,317)	(27,324,691)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$82,688,080	$230,279,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended
	March 31,
	2022	2021
Operating costs	$1,138,897	$1,252,982
Loss from operations	(1,138,897)	(1,252,982)

Other income (expense):
Change in fair value of warrant liability	72,693	(10,311,560)
Interest earned on cash and marketable securities held in Trust Account	7,714	40,113
Total other income (expense), net	80,407	(10,271,447)

Net loss	$(1,058,490)	$(11,524,429)

Weighted average shares outstanding of Class A ordinary shares	11,693,875	23,000,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.06)	$(0.40)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.06)	$(0.40)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,325,266)	$(27,324,691)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(492,136)	(492,136)

Net loss	—	—	—	—	—	(1,058,490)	(1,058,490)

Balance – March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(28,875,892)	$(28,875,317)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)

Balance – March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(44,696,198)	$(44,695,623)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,058,490)	$(11,524,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(7,714)	(40,114)
Change in fair value of warrant liability	(72,693)	10,311,560
Changes in operating assets and liabilities:
Prepaid expenses	3,348	42,839
Accounts payable and accrued expenses	488,883	445,211
Net cash used in operating activities	(646,666)	(764,933)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(492,136)	—
Cash withdrawn from Trust Account in connection with redemption	148,079,821
Net cash provided by investing activities	147,587,685	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,130,412	—
Redemption of ordinary shares	(148,079,821)	—
Net cash used in financing activities	(146,949,409)	—

Net Change in Cash	(8,390)	(764,933)
Cash – Beginning of period	8,390	792,416
Cash – End of period	$—	$27,483

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

(UNAUDITED)

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will have until July 13, 2022 (the “Combination Period”) to complete the Business Combination. On January 21, 2022 the shareholders of the Company voted to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to July 13, 2022 from January 30, 2022. On January 21, 2022, in connection with the extension of the business combination period, shareholders of Class A Ordinary shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, approximately $148,079,821 was paid out of the Trust in connection with the redemptions. If the Company has not completed a Business Combination within the Combination Period or any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or any Extension Period.

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

Going Concern

As of March 31, 2022, the Company had no cash in its operating bank accounts, $82,578,288 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $8,297,901.

The Company intends to complete a Business Combination by July 13, 2022 or during any Extension Period, as applicable. However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of March 31, 2022 has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 13, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 13, 2022.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 10, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Private Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

On January 13, 2022, contingent upon the Company’s shareholders’ approval of the extension of the business combination period, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A ordinary share of the Company that was not redeemed in connection with the shareholder vote to approve the Extension. On February 1, 2022 and March 1, 2022, the Company deposited $246,068 and $246,068, respectively, into the trust for an aggregate total of $492,136.

In connection with the extension of the business combination period, shareholders of Class A Ordinary shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, approximately $148,079,821 was paid out of the Trust in connection with the redemptions.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,270,000)
Class A ordinary shares issuance costs	(12,737,837)
Plus:
Accretion of carrying value to redemption value	24,007,837
Class A ordinary shares subject to possible redemption, December 31, 2021	$230,000,000

Less:
Redemption of Class A Ordinary Shares	(148,079,821)
Add:
Accretion of carrying value to redemption value	492,136
Class A ordinary shares subject to possible redemption, March 31, 2022	$82,412,315

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(709,581)	$(348,909)	$(9,219,543)	$(2,304,886)
Denominator:
Basic and diluted weighted average shares outstanding	11,693,875	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.40)	$(0.40)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature except warrant liabilities (see Note 9).

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In May 2020, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate consideration of $25,000. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 Founder Shares to certain members of the Company’s management team. On October 13, 2021, the Sponsor distributed 1,678,500 Founder Shares to Sunny Siu. In January 2022, the Sponsor distributed 755,930 Founder Shares to ACE SO5 Holdings Limited (“ACE SO5”), an affiliate of the Sponsor, and ACE SO5 became a party to (i) the Letter Agreement, dated as of July 27, 2020, by and among ACE, the Sponsor and certain of ACE’s current and former officers, directors and director nominees, and (ii) the Sponsor Support Agreement.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of March 31, 2022 and December 31, 2021, the Company had $829,294 and $527,756, respectively, borrowings under the working capital facility.

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, of which such fee is included in accrued liabilities as of March 31, 2022 on the condensed consolidated balance sheet. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services. As of March 31, 2022 and December 31, 2021 the Company had accrued fees in the amount of $120,000 and $90,000, respectively.

Related Party Loans

On January 13, 2022 in connection with the Company’s extension of time to complete a business combination, the Company entered into a working capital loan (the “Working Capital Loan”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Loan shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Loan is non-interest bearing and due to be repaid upon the consummation of a Business Combination. At any time beginning on the closing date of the Business Combination and ending on or prior to the Maturity Date, at the option of Payee, any unpaid principal amount outstanding under this Note (or any portion thereof) up to $1,500,000 in the aggregate may be exchanged into the warrants issued to Sponsor at an exchange price equal to $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company had $739,980 and $0 borrowings under the Working Capital Loans, respectively. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 150% higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the condensed consolidated statement of operations.

In January 2022 and February 2022, members of the Sponsor, the Company’s management and certain other related parties advanced the Company an aggregate of $88,894 for expenses related to operations and completing a Business Combination. The amounts loaned are non-interest bearing and due to be repaid upon the consummation of a Business Combination.

On January 13, 2022, contingent upon the Company’s shareholders’ approval of the extension of the business combination period, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A ordinary share of the Company that was not redeemed in connection with the shareholder vote to approve the Extension. On February 1, 2022 and March 1, 2022, the Company deposited $246,068 and $246,068, respectively, into the trust for an aggregate total of $492,136.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of the Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2020 Registration Rights Agreement

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

In connection with the Tempo Business Combination (as defined below), the registration rights agreement will be amended and restated. At the closing of the Tempo Business Combination, Domesticated ACE (as defined below), the Sponsor, the other parties to the Sponsor Support Agreement (as defined below) and certain former stockholders of Tempo Automation, Inc. will enter into an Amended and Restated Registration Rights Agreement, pursuant to which Domesticated ACE will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated ACE common stock and other equity securities of Domesticated ACE that are held by the parties thereto from time to time.

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

Termination of Proposed Achronix Business Combination

On January 7, 2021, The Company entered into an Agreement and Plan of Merger (the “Achronix Merger Agreement”) with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and ACE Convergence Subsidiary Corp., a Delaware corporation and its wholly owned subsidiary (“Merger Sub”).

On May 24, 2021, in the Form 10-Q for the quarter ended March 31, 2021, the Company disclosed that the SEC informed the Company that it was investigating certain disclosures made in the Form S-4 relating to the proposed business combination with Achronix. On July 11, 2021, the Company and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the Achronix Merger Agreement relating to the proposed business combination with Achronix.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On October 27, 2021, the Company received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”). Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.”

Business Combination Agreement

On October 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempo Automation, Inc., a Delaware corporation (“Tempo”), and Merger Sub.

Pursuant to the transactions contemplated by the Merger Agreement (the “Tempo Business Combination”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Prior to the closing of the Tempo Business Combination (the “Closing”), the Company shall domesticate as a Delaware corporation (the “Domestication” and, ACE, after the Domestication, “Domesticated ACE”) and shall be renamed “Tempo Automation Holdings, Inc.”

As a result of and upon the Closing, among other things, all outstanding shares of Tempo common stock as of immediately prior to the Closing, and, together with shares of Tempo common stock reserved in respect of Tempo options outstanding as of immediately prior to the Closing that will be converted into awards based on New Tempo common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of the Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 53,600,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the remainder of (a) the quotient obtained by dividing (i) the Base Purchase Price (as defined in the Merger Agreement) by (ii) $10.00, less (b) the maximum aggregate number of shares of Domesticated ACE common stock issuable as Whizz Consideration and Advanced Circuits Consideration (each, as defined in the Merger Agreement), including, as applicable, a number of earnout shares.

Additionally, Tempo has undertaken to use its commercially reasonable efforts to cause the holder of each outstanding and unexercised Tempo warrant to exercise such Tempo warrant in exchange for shares of Tempo common stock immediately prior to the effective time of the Merger. Holders of Tempo warrants may elect not to exercise such Tempo warrants in exchange for shares of Tempo common stock prior to the effective time of the Merger. Any Tempo warrants that remain issued and outstanding as of immediately prior to the effective time of the Tempo Business Combination will be converted into warrants to purchase shares of Domesticated ACE common stock on substantially similar terms to the Tempo warrants.

An additional 10,200,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by certain third-party investors (“Third Party PIPE Investors”) and certain related parties of the Sponsor (the “Sponsor Related PIPE Investors” and, collectively with the Third Party PIPE Investors, the “PIPE Investors”), for a total aggregate purchase price of up to $102.0 million (the “PIPE Investment”). In addition, the Company has agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. Such subscription also contemplates entry into a registration rights agreement with respect to the resale of equity securities of Domesticated ACE held by such parties from time to time. Additionally, in March 2022, a ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing. Additionally, the holder of such unsecured subordinated convertible note will be entitled to registration rights with respect to all shares of Domesticated ACE common stock issued to the holder upon conversion of the note. The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In connection with the Tempo Business Combination and pursuant to separate agreements, Tempo will acquire 100% of the issued and outstanding equity interests in each of Whizz Systems, Inc. (“Whizz”), a Delaware corporation, and Compass AC Holdings, Inc. (“Compass AC”), a Delaware corporation (the “Tempo Add-On Acquisitions”). After the effective time of the Tempo Business Combination, ACE will pay or issue to eligible Whizz equity holders and to eligible Compass AC equity holders their pro rata portions of the Whizz Closing Consideration (as defined in the Merger Agreement) or the Advanced Circuits Closing Consideration (as defined in the Merger Agreement), respectively, as well as any applicable earnout consideration, upon the terms and subject to the conditions set forth in the agreements entered into by Tempo with each of Whizz and Compass AC, as applicable.

The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of ACE and Tempo, (ii) the absence of any legal restraints on the Closing, and (iii) receipt of approval for listing on The Nasdaq Stock Market LLC (“Nasdaq”) the shares of Domesticated ACE common stock to be issued in connection with the Merger.

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

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of ACE and Tempo, (ii) by Tempo, if certain approvals of the shareholders of ACE, to the extent required under the Merger Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by ACE, if certain approvals of the stockholders of Tempo, to the extent required under the Merger Agreement, are not obtained within five business days after the Registration Statement has been declared effective by the SEC and delivered or otherwise made available to Tempo’s stockholders, (iv) by either ACE or Tempo in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, non-appealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before July 13, 2022 (the “Agreement End Date”), unless ACE is in material breach of the Merger Agreement; provided that in the event the Extension Proposals are approved by the stockholders of ACE, then nine (9) months after the date of the Merger Agreement; provided further, that if so extended, then Tempo shall have the right to extend the Agreement End Date for one period of three (3) months if either of the Tempo Add-On Acquisitions has not closed due to a failure to obtain regulatory approvals or legal restraints on the closing of either Tempo Add-On Acquisition (subject to the requirement that the other conditions to the Closing have generally been satisfied or waived on or before such date).

Concurrently with the execution of the Merger Agreement, an affiliate of the Sponsor (such affiliate, the “Backstop Investor”) entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor committed to purchase, following the Domestication and prior to or substantially concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders. On

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

March 16, 2022, ACE and the Backstop Investor terminated the Backstop Subscription Agreement in connection with the execution of the Cantor Purchase Agreement (as defined below).

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

On March 16, 2022, ACE entered into a Common Stock Purchase Agreement (the “Cantor Purchase Agreement”) with CF Principal Investments LLC (“CFPI”), a Delaware limited liability company and an affiliate of Cantor Fitzgerald & Co., relating to a committed equity facility. Pursuant to the Cantor Purchase Agreement, Domesticated ACE will have the right from time to time at its option following the Closing to sell to CFPI up to $100.0 million of Domesticated ACE common stock, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. Sales of Domesticated ACE common stock to CFPI under the Cantor Purchase Agreement, and the timing of any sales, will be determined by Domesticated ACE from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Domesticated ACE common stock and determinations by Domesticated ACE regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of Domesticated ACE common stock are sold to CFPI. Domesticated ACE expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Business Combination and working capital and general corporate purposes. Following the Closing, and upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of Domesticated ACE common stock set forth in the Cantor Purchase Agreement (the “Commencement”), including that a registration statement registering the resale of such shares of Domesticated ACE common stock under the Securities Act is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, Domesticated ACE will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Domesticated ACE as set forth in the Cantor Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the shares of Domesticated ACE common stock that the Company elects to sell pursuant to the Cantor Purchase Agreement will be 97% of the volume weighted average price of the shares of Domesticated ACE common stock during the applicable purchase date on which written notice has been timely delivered to CFPI directing it to purchase shares of Domesticated ACE common stock under the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, ACE agreed to issue shares of Domesticated ACE common stock to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. In connection with ACE’s entry into the Cantor Purchase Agreement, ACE and CFPI entered into a Registration Rights Agreement (the “Cantor Registration Rights Agreement”), pursuant to which Domesticated ACE has agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock that are sold to CFPI under the facility, including the shares of Domesticated ACE common stock to be issued to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock, from time to time.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

stockholders of Compass AC, the date that is 180 days after the Closing, or (in each case) upon the stock price of Domesticated ACE reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

For more information about the Merger Agreement and the proposed Tempo Business Combination, see the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021, and its proxy statement/prospectus included in the Registration Statement on Form S-4 filed with the SEC in connection with the Tempo Business Combination. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Tempo Business Combination and does not contain the risks associated with the proposed Tempo Business Combination. Such risks and effects relating to the proposed Tempo Business Combination are included in the Registration Statement.

Subscription Agreement

On January 18, 2022, ACE entered into a Subscription Agreement (the “Subscription Agreement”) with Tempo, OCM Tempo Holdings, LLC (“OCM”) and Tor Asia Credit Opportunity Master Fund II LP (“Tor”). Pursuant to the Subscription Agreement, OCM, an affiliate of Oaktree Capital Management, L.P. (collectively with its affiliates or affiliated investment funds and/or managed or controlled accounts, “Oaktree”), has committed to purchase $175 million in aggregate principal amount of ACE’s 13% convertible senior notes due 2025 concurrently with the Closing, which Closing is subject to the satisfaction or waiver of the conditions stated in the Merger Agreement and other customary closing conditions. The Subscription Agreement also provides for the purchase of $25 million in aggregate principal amount of ACE’s 13% convertible senior notes due 2025 concurrently with the Closing by Tor, an investment partner of ACE, which investment replaces the previously announced investment in ACE’s 12% convertible senior notes due 2025 by an affiliate of the Sponsor, as disclosed in the Form 8-K, filed January 20, 2022.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 there were 8,202,277 Class A ordinary shares issued and outstanding and at December 31, 2021 there were 23,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.

In connection with the extension of the business combination period, shareholders of Class A Ordinary shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, approximately $148,079,821 was paid out of the Trust in connection with the redemptions.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 8 — WARRANTS

As of March 31, 2022 the Company had 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022 the Company had 6,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $913 in cash and $82,577,375 in money market funds. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,157,661 in money market funds.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	March 31,	December 31,
Description	(level)	2022	2021
Assets:
Cash and Marketable Securities held in Trust Account	1	$82,578,288	$230,158,259

Liabilities:
Warrant Liability – Public Warrants	1	$8,043,100	$7,820,000
Warrant Liability – Private Placement	3	$4,650,289	$4,946,082

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Public Warrants were initially classified as Level 3 due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at the following measurement dates:

	March 31,	December 31,
Input:	2022	2021
Risk-free interest rate	2.42%	1.26%
Expected term (years)	5.10	5.28
Expected volatility	10.4%	18.8%
Exercise price	$11.50	$11.50
Stock Price	$10.06	$9.96

The following tables present the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022 and 2021:

	Private
	Placement	Public
Fair value as of January 1, 2022	4,946,082	—
Change in fair value	(295,793)	—
Fair value as of March 31, 2022	$4,650,289	—

	Private
	Placement	Public
Fair value as of January 1, 2021	9,504,000	—
Change in fair value	3,871,560	—
Fair value as of March 31, 2021	$13,375,560	—

There were no transfers during the three months ended March 31, 2022 and 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. This quarterly report contains revisions for previous reported periods and should be observed when reviewing the Company’s financial position. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Developments

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

On October 13, 2021, we entered into the Merger Agreement with Tempo and Merger Sub. Pursuant to the Tempo Business Combination contemplated by the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company. Prior to the closing of the Tempo Business Combination, the Company shall domesticate as a Delaware corporation and shall be renamed “Tempo Automation Holdings, Inc.”

An additional 10,200,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by the PIPE Investors, for a total aggregate purchase price of up to $102.0 million. In addition, the Company has agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. Such subscription also contemplates entry into a registration rights agreement with respect to the resale of equity securities of Domesticated ACE held by such parties from time to time. Additionally, in March 2022, a ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing. Additionally, the holder of such unsecured subordinated convertible note will be entitled to registration rights with respect to all shares of Domesticated ACE common stock issued to the holder upon conversion of the note. The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing.

Concurrently with the execution of the Merger Agreement, the Backstop Investor entered into the Backstop Subscription Agreement with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor committed to purchase, following the Domestication and prior to or substantially concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders. On March 16, 2022, ACE and the Backstop Investor terminated the Backstop Subscription Agreement in connection with the execution of the Cantor Purchase Agreement.

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

On March 16, 2022, ACE entered into the Cantor Purchase Agreement. Pursuant to the Cantor Purchase Agreement, Domesticated ACE will have the right from time to time at its option following the Closing to sell to CFPI up to $100.0 million of Domesticated ACE common stock, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. Sales of Domesticated ACE common stock to CFPI under the Cantor Purchase Agreement, and the timing of any sales, will be determined by Domesticated ACE from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Domesticated ACE common stock and determinations by Domesticated ACE regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of Domesticated ACE common stock are sold to CFPI. Domesticated ACE expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Business Combination and working capital and general corporate purposes. Following the Closing, and upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of Domesticated ACE common stock set forth in the Cantor Purchase Agreement, including that a registration statement registering the resale of such shares of Domesticated ACE common stock under the Securities Act is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, Domesticated ACE will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Domesticated ACE as set forth in the Cantor Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the shares of Domesticated ACE common stock that the Company elects to sell pursuant to the Cantor Purchase Agreement will be 97% of the volume weighted average price of the shares of Domesticated ACE common stock during the applicable purchase date on which written notice has been timely delivered to CFPI directing it to purchase shares of Domesticated ACE common stock under the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, ACE agreed to issue shares of Domesticated ACE common stock to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. In connection with ACE’s entry into the Cantor Purchase Agreement, ACE and CFPI entered into the Cantor Registration Rights Agreement, pursuant to which Domesticated ACE has agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock that are sold to CFPI under the facility, including the shares of Domesticated ACE common stock to be issued to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock, from time to time.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $1,058,490, which consists of operating costs of $1,138,897, offset by the change in fair value of warrant liability of $72,693 and interest earned on investment held in the Trust Account of $7,714.

For the three months ended March 31, 2021, we had a net loss of $11,524,429, which consists of the change in fair value of warrant liability of $10,311,560 and operating costs of $1,252,982, offset by interest earned on investment held in the Trust Account of $40,113.

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

For the three months ended March 31, 2022, net cash used in operating activities was $646,666. Net income of $1,058,490 was offset by change in the fair value of the warrant liability of $72,693 and interest earned on investments of $7,714. Changes in operating assets and liabilities provided $492,231 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $764,933. Net loss of $11,524,429 was affected by interest income on investment held in the Trust Account of $40,114 and change in fair value of warrant liability of $10,311,560. Changes in operating assets and liabilities provided $488,050 of cash from operating activities.

As of March 31, 2022, we had cash and marketable securities of $82,578,288, held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had no cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $900,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a business combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a business combination. In return, we deposited $900,000 into an account held by ASIA-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a business combination or dissolution of the Company, shall be returned to us. As of March 31, 2022 and December 31, 2021, the Company had $829,294 and $527,756 borrowings under the Working Capital Facility, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of March 31, 2022 and December 31, 2021, the Company had $739,980 and $0 borrowings under the Working Capital Loans, respectively. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 150% higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the statement of operations.

Going Concern

As of March 31, 2022, the Company had no cash its operating bank accounts, $82,297,901 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $8,297,901.

The Company intends to complete a Business Combination by July 13, 2022 or during any Extension Period, as applicable. However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of March 31, 2022 has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

ACE CONVERGENCE ACQUISITION CORP.

Date: May 13, 2022		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)