Form 10-Q
period 2022-06-30
ACE Convergence Acquisition Corp.
filed 2022-08-15
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 3,945,298 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$—	$8,390
Prepaid expenses	46,945	113,140
Total Current Assets	46,945	121,530

Cash and marketable securities held in Trust Account	83,421,902	230,158,259
TOTAL ASSETS	$83,468,847	$230,279,789

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,691,833	$6,260,642
Promissory note – related party	829,295	527,756
Advance from related party	277,426	—
Convertible promissory note	1,500,000	—
Total current liabilities	10,298,554	6,788,398

Warrant liability	1,448,000	12,766,082
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	19,796,554	27,604,480

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,202,277 and 23,000,000 shares issued and outstanding at redemption value of $10.17 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	83,421,902	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding excluding 8,202,277 and 23,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(19,750,184)	(27,325,266)
Total Shareholders’ Deficit	(19,749,609)	(27,324,691)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$83,468,847	$230,279,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$1,215,503	$885,864	$2,354,400	$2,138,846
Loss from operations	(1,215,503)	(885,864)	(2,354,400)	(2,138,846)

Other income (expense):
Change in fair value of warrant liability	11,245,389	(171,825)	11,318,082	(10,483,385)
Interest earned on cash and marketable securities held in Trust Account	105,409	15,095	113,123	55,208
Total other income (expense), net	11,350,798	(156,730)	11,431,205	(10,428,177)

Net income (loss)	$10,135,295	$(1,042,594)	$9,076,805	$(12,567,023)

Weighted average shares outstanding of Class A ordinary shares	8,202,277	23,000,000	9,928,678	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.73	$(0.04)	$0.58	$(0.44)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.73	$(0.04)	$0.58	$(0.44)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,325,266)	$(27,324,691)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(492,136)	(492,136)

Net loss	—	—	—	—	—	(1,058,490)	(1,058,490)

Balance - March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(28,875,892)	$(28,875,317)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,009,587)	(1,009,587)

Net income	—	—	—	—	—	10,135,295	10,135,295

Balance – June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(19,750,184)	$(19,749,609)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)

Balance – March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(44,696,198)	$(44,695,623)

Net loss	—	—	—	—	—	(1,042,594)	(1,042,594)

Balance – June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(45,738,792)	$(45,738,217)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,076,805	$(12,567,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(113,123)	(55,209)
Change in fair value of warrant liability	(11,318,082)	10,483,385
Changes in operating assets and liabilities:
Prepaid expenses	66,195	107,811
Accounts payable and accrued expenses	1,431,191	1,150,713
Net cash used in operating activities	(857,014)	(880,323)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,230,341)	—
Cash withdrawn from Trust Account in connection with redemption	148,079,821	—
Net cash provided by investing activities	146,849,480	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	301,539	90,000
Advance from related party	277,426
Convertible promissory note	1,500,000
Redemption of ordinary shares	(148,079,821)	—
Net cash (used in) provided financing activities	(146,000,856)	90,000

Net Change in Cash	(8,390)	(790,323)
Cash – Beginning of period	8,390	792,416
Cash – End of period	$—	$2,093

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

ACE Convergence Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 31, 2020. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”). On January 6, 2021, ACE Convergence Subsidiary Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed.

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2020. On July 30, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units,” and the Class A ordinary shares, par value $0.0001 per share, included in the Units offered, the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

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

Transaction costs amounted to $13,273,096, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $623,096 of other offering costs.

Following the closing of the Initial Public Offering on July 30, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. On June 22, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee managing the Trust Account, to hold all funds in the Trust Account in cash until the earlier of the consummation of the Tempo Business Combination (as defined below) or the liquidation of the Company.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Third Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) in favor of approving a Business Combination.

Subject to applicable securities laws (including with respect to material nonpublic information), the Sponsor and its and the Company’s respective directors, officers, advisors or respective affiliates may (i) purchase public shares from institutional and other investors (including those who vote, or indicate an intention to vote, against any of the proposals presented in connection with a Business Combination, or elect to redeem, or indicate an intention to redeem, public shares), (ii) enter into transactions with such investors and others to provide them with incentives to not redeem their public shares, or (iii) execute agreements to purchase such public shares from such investors or enter into non-redemption agreements in the future. In the event that the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates purchase public shares in situations in which the tender offer rules restrictions on purchases would apply, they (a) would purchase the public shares at a price no higher than the price offered through the Company’s redemption process (i.e., approximately $10.15 per share based on Trust Account figures as of June 30, 2022, and taking into account the $43,349,494 that was paid out of the Trust Account in July 2022 in connection with the redemptions received in connection with the shareholder vote to extend the date by which the Company must complete a Business Combination); (b) would represent in writing that such public shares will not be voted in favor of approving a Business Combination; and (c) would waive in writing any redemption rights with respect to the public shares so purchased. To the extent any such purchases are made by the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates in situations in which the tender offer rules and restrictions on purchases apply, the Company will disclose in a Current Report on Form 8-K prior to the extraordinary general meeting the following: (i) the number of public shares purchased outside of the redemption offer, along with the purchase price(s) for such public shares; (ii) the purpose of any such purchases; (iii) the impact, if any, of the purchases on the likelihood that the Business Combination will be approved; (iv) the identities of the Company securityholders who sold to the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., 5% security holders) who sold such public shares; and (v) the number of ordinary shares for which the Company has received redemption requests pursuant to its redemption offer. The purpose of such share purchases and other transactions would be to increase the likelihood of (x) satisfaction of a minimum cash condition in connection with a Business Combination, (y) otherwise limiting the number of public shares electing to redeem and (z) the Company’s net tangible assets (as determined in accordance with Rule 3a51(g)(1) of the Exchange Act) being at least $5,000,001. A purchase of warrants by the Sponsor or its or the Company’s respective directors, officers, advisors or respective

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

affiliates may have the effect of increasing share ownership of the target company on a fully diluted basis. If such transactions are effected, the consequence could be to cause the Business Combination to be consummated in circumstances where such consummation could not otherwise occur. Consistent with SEC guidance, purchases of shares by the persons described above would not be permitted to be voted for the Business Combination at the extraordinary general meeting and could decrease the chances that the Business Combination would be approved. In addition, if such purchases are made, the public “float” of the Company’s securities and the number of beneficial holders of its securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of its securities on a national securities exchange.

Additionally, each Public Shareholder may elect to redeem their Public Shares, with or without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and its permitted transferees have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Company’s Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

The Company will have until October 13, 2022 (the “Combination Period”), to complete the Business Combination. On January 21, 2022, the shareholders of the Company voted to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to July 13, 2022, from January 30, 2022. On January 21, 2022, in connection with the extension of the business combination period, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with such redemptions. On July 12, 2022, the shareholders of the Company voted to amend the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the Combination Period to October 13, 2022, and in connection therewith, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with such redemptions. If the Company has not completed a Business Combination within the Combination Period (as it may be extended), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period (as it may be extended).

The Sponsor and its permitted transferees have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as it may be extended). However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as it may be extended). The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period (as it may be extended), and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

As of June 30, 2022, the Company had no cash in its operating bank accounts, $83,421,902 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $10,251,609.

The Company intends to complete a Business Combination by October 13, 2022 (or, as such date may be extended, such extended date). However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of June 30, 2022, has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 13, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of June 30, 2022, should the Company be required to liquidate after October 13, 2022.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

JUNE 30, 2022

(UNAUDITED)

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

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, all of the assets held in the Trust Account were held in cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities. All of the Company’s investments that were held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

With regard to the SEC’s investment company proposals included in the SPAC Rule Proposals, while the funds in the Trust Account have, since the Company’s initial public offering, been held only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, to mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), on June 22, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee managing the Trust Account, to hold all funds in the Trust Account in cash until the earlier of consummation of the Tempo Business Combination or the liquidation of the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021.

Warrant Liability

The Company accounts for the public warrants and the private placement warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Private Placement Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

On January 13, 2022, contingent upon the Company’s shareholders’ approval of the extension of the business combination period, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned, which amounts were to be deposited into the Trust Account. For the three and six months ended June 30, 2022, the Company contributed an aggregate of $492,136 and $738,206 to the Trust Account, respectively. On June 30, 2022, the Sponsor and the Company agreed to, among other things, increase the aggregate principal amount available under such loan from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved at an extraordinary general meeting on July 12, 2022. Monthly deposits into the Trust Account following the July 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

In connection with the extension of the business combination period in January 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with such redemptions. In connection with the extension of the business combination period in July 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with such redemptions.

At June 30, 2022, and December 31, 2021, the Class A Ordinary Shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,270,000)
Class A ordinary shares issuance costs	(12,737,837)
Plus:
Accretion of carrying value to redemption value	24,007,837
Class A ordinary shares subject to possible redemption, December 31, 2021	$230,000,000

Less:
Redemption of Class A Ordinary Shares	(148,079,821)
Add:
Accretion of carrying value to redemption value	1,009,587
Class A ordinary shares subject to possible redemption, June 30, 2022	$83,421,902

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$5,958,346	$4,176,949	$(834,075)	(208,519)	$5,747,977	$3,328,828	$(10,053,618)	(2,513,405)
Denominator:
Basic and diluted weighted average shares outstanding	8,202,277	5,750,000	23,000,000	5,750,000	9,928,678	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.73	$0.73	$(0.04)	(0.04)	$0.58	$0.58	$(0.44)	(0.44)

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,600,000. Certain of the Private Placement Warrants have since been transferred to certain permitted transferees. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period (as it may be extended), the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In May 2020, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate consideration of $25,000. On May 29, 2020, the Sponsor transferred an aggregate of 155,000 Founder Shares to certain members of the Company’s management team. On October 13, 2021, the Sponsor distributed 1,678,500 Founder Shares to Sunny Siu. In January 2022, the Sponsor distributed 755,930 Founder Shares to ACE SO5 Holdings Limited (“ACE SO5”), an affiliate of the Sponsor, and ACE SO5 became a party to (i) the Letter Agreement, dated as of July 27, 2020, by and among ACE, the Sponsor and certain of ACE’s current and former officers, directors and director nominees, and (ii) the Sponsor Support Agreement (as defined below).

The Sponsor, the initial shareholders and their respective permitted transferees have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of June 30, 2022, and December 31, 2021, the Company had $829,295 and $527,756, respectively, borrowings under the working capital facility.

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which such fee is included in accrued liabilities as of June 30, 2022, on the condensed consolidated balance sheet. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, of which $30,000 is included in accrued liabilities on the condensed consolidated balance sheet. As of June 30, 2022, and December 31, 2021 the Company had accrued fees in the amount of $150,000 and $90,000, respectively.

Related Party Loans

On January 13, 2022, in connection with the Company’s extension of the date by which it must complete an initial business combination, the Sponsor agreed to contribute to the Company as a loan (as amended and restated on June 30, 2022, the “Sponsor Loan”) $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

by which ACE must complete an initial business combination and the consummation of the Tempo Business Combination. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. On June 30, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved by special resolution at an extraordinary general meeting on July 12, 2022. For the three and six months ended June 30, 2022, the Company contributed $492,136 and $738,206 to the Trust Account, respectively. Monthly deposits into the Trust Account following the July 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

As of June 30, 2022, and December 31, 2021, the Company had $1,500,000 and $0 borrowings under the Sponsor Loan, respectively. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 1,250% higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the condensed consolidated statements of operations.

As of June 30, 2022, and December 31, 2021, members of the Sponsor, the Company’s management and certain other related parties advanced the Company an aggregate of $277,426 and $0, respectively, for expenses related to operations and completing a Business Combination. The amounts loaned are non-interest bearing and due to be repaid upon the consummation of a Business Combination.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of a Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2020 Registration Rights Agreement

Pursuant to a registration rights agreement entered into on July 27, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of any working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of such working capital loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Tempo Business Combination, the registration rights agreement will be amended and restated. At the closing of the Tempo Business Combination, Domesticated ACE (as defined below), the Sponsor, the other parties to the Sponsor Support Agreement and certain former stockholders of Tempo Automation, Inc. will enter into an Amended and Restated Registration Rights Agreement, pursuant to which Domesticated ACE will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

shares of Domesticated ACE common stock and other equity securities of Domesticated ACE that are held by the parties thereto from time to time.

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

Termination of Proposed Achronix Business Combination

On January 7, 2021, the Company entered into an Agreement and Plan of Merger (the “Achronix Merger Agreement”) with Achronix Semiconductor Corp., a Delaware corporation (“Achronix”), and Merger Sub.

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

Business Combination Agreement

On October 13, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated on August 12, 2022, the “Merger Agreement”) with Tempo Automation, Inc., a Delaware corporation (“Tempo”), and Merger Sub.

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

As a result of and upon the Closing, among other things, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the Closing, and, together with shares of Tempo common stock reserved in respect of Tempo options outstanding as of immediately prior to the Closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of any earnout shares, if and to the extent earned, and in the case of the Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) $235,000,000 (the “Base Purchase Price”) by (ii) $10.00.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

An additional 3,800,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by certain third-party investors (“Third Party PIPE Investors”) and certain related parties of the Sponsor (collectively with the Third Party PIPE Investors, the “PIPE Investors”), for a total aggregate purchase price of up to $38.0 million (the “PIPE Investment”). In addition, the Company originally agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. The latter subscription was terminated in July 2022; as a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass AC Holdings, Inc. (“Compass”), Whizz Systems, Inc. (“Whizz”) or any of their respective affiliates or subsidiaries, OCM Tempo Holdings, LLC (“OCM”) will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination. Additionally, in March 2022, a ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing, which agreement was terminated in July 2022.

On January 18, 2022, ACE and Tempo entered into certain convertible promissory notes (the “PIPE Promissory Notes”) with certain PIPE Investors affiliated with Tempo, pursuant to which such investors agreed to loan to Tempo up to an aggregate of $5 million, which loans may be converted into shares of Domesticated ACE common stock at a conversion price of $10.00 per share. Pursuant to the PIPE Promissory Notes, the principal balances of such notes shall reduce the subscription amount of such PIPE Investors pursuant to the terms of the applicable subscription agreements on a dollar-for-dollar basis.

On July 1, 2022, ACE and Tempo entered into that certain First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”), pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $658,434,783 to $488,375,000, (ii) increase the number of earnout shares issuable to eligible Tempo equityholders (the “Tempo Earnout Shares”) from 7,500,000 to 10,000,000, which will vest in two equal tranches of 5,000,000 shares based on Domesticated ACE reaching $10.0 million in EBITDA and $50.0 million in revenue in any quarter during the five-year period following the closing date of the Tempo Business Combination, (iii) remove certain covenants and other obligations of the parties relating to the employee stock purchase plan contemplated by the Merger Agreement and (iv) extend the outside date of the Merger Agreement to November 13, 2022.

On August 12, 2022, ACE, Merger Sub and Tempo entered into the Merger Agreement, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $488,375,000 to $235,000,000, (ii) reduce the number of Tempo Earnout Shares from 10,000,000 to 7,000,000, which will vest in two equal tranches of 3,500,000 shares based on Domesticated ACE reaching $5.0 million in Adjusted EBITDA (as defined in the Merger Agreement) and $15.0 million in revenue in any quarter during the five-year period following the closing date, (iii) remove terms relating to the proposed acquisitions by Tempo of each of Whizz and Compass, (iv) reduce the minimum cash condition from $320.0 million to $10.0 million and (v) extend the outside date of the Merger Agreement to December 13, 2022. Pursuant to the Merger Agreement, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the closing, and, together with shares of Tempo common stock reserved in respect of Tempo options as of immediately prior to the closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) $10.00, including, as applicable, a number of Tempo Earnout Shares.

On July 1, 2022, ACE, Tempo and ACE Equity Partners International Pte. Ltd. (“AEPI”) entered into an Unsecured Subordinated Convertible Note (the “Bridge Note”) due September 30, 2022, pursuant to which AEPI agreed to loan to Tempo up to an aggregate principal amount of $5,000,000, $2,500,000 of which was advanced to Tempo prior to the date of the Bridge Note. Upon the closing of the Tempo Business Combination, all outstanding amounts under the Bridge Note, together with all accrued and unpaid interest thereon, as of such time (the “Bridge Note Drawn Amount”) will automatically convert in full into a number of shares of common stock of

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Domesticated ACE equal to (i) the Bridge Note Drawn Amount, divided by (ii) $10.00, rounded down to the nearest whole share (such shares, the “Bridge Note Conversion Shares”), and the Bridge Note shall be deemed to have been paid in full. The Bridge Note has an interest rate of 12% per annum, payable in-kind by increasing the outstanding principal amount of the Bridge Note. Interest shall be deemed to have commenced on May 19, 2022. The Bridge Note may not be prepaid without AEPI’s written consent and prior to payment of all amounts owed under any Fee Deferral Agreements (as defined in the Bridge Note). The Bridge Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Bridge Note) and all amounts owed under any Fee Deferral Agreements. The Bridge Note replaced a May 2022 loan on substantially the same terms in its entirety.

In connection with the entry into the Bridge Note, on July 1, 2022, AEPI and ACE entered into a Subscription Agreement (the “Bridge Subscription Agreement”), pursuant to which AEPI agreed, at the closing of the Tempo Business Combination, to subscribe for up to 500,000 shares of Domesticated ACE common stock at a purchase price of $10.00 per share. The number of shares AEPI has committed to purchase will be automatically reduced in an amount equal to (a) the difference between $5,000,000 and the Bridge Note Drawn Amount, divided by (b) $10.00, rounded up to the nearest whole share. Pursuant to the Bridge Subscription Agreement, ACE agreed to issue additional shares of Domesticated ACE common stock to AEPI in the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $10.00 per share. In such case, AEPI will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to AEPI at the closing of the subscription and held by AEPI on the Measurement Date (as defined in the Bridge Subscription Agreement), multiplied by (y) a fraction, (A) the numerator of which is $10.00, minus the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) and (B) the denominator of which is the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement). In the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $4.00, the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) shall be deemed to be $4.00. The Bridge Subscription Agreement replaced a May 2022 subscription agreement on substantially the same terms in its entirety.

On July 6, 2022, the Company entered into Second Amended and Restated Subscription Agreements (the “Second A&R Subscription Agreements”) with each of the PIPE Investors. Pursuant to the Second A&R Subscription Agreements, among other things, the parties agreed to reduce the minimum Adjustment Period VWAP (as defined in the Second A&R Subscription Agreements) from $6.50 to $4.00. Additionally, ACE agreed (1) to issue 2,000,000 additional shares (the “PIPE Incentive Shares”) to the PIPE Investors on a pro rata basis as an incentive to subscribe for and purchase the shares under the Second A&R Subscription Agreements, (2) that if the Adjustment Period VWAP is less than $10.00 per share, the number of additional shares each PIPE Investor will be entitled to receive shall be (i) (A) (x) the number of shares issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor on the Measurement Date (as defined in the Second A&R Subscription Agreements), times (y) $10.00, minus the Adjustment Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Adjustment Period VWAP, divided by (ii) the Adjustment Period VWAP, and (3) to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock (such additional shares, if any, the “Additional Period Shares”) equal to the lesser of (1) such PIPE Investor’s pro rata portion of 2,000,000 shares, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the 30 calendar day period ending on the date that is 15 months following the closing of the subscriptions (such 30 calendar day period, the “Additional Period”), times (y) the Adjustment Period VWAP, minus the average of the volume weighted average price of a share of Domesticated ACE common stock determined for each of the trading days during the Additional Period (the “Additional Period VWAP”), minus (B) the number of PIPE Incentive Shares, times the Additional Period VWAP, divided by (ii) the Additional Period VWAP. Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or (ii) if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

One of the PIPE Investors’ subscription agreement provides that, if such PIPE Investor is an Eligible Investor (defined as any subscriber in the offering who is not a beneficial or record owner of ACE’s equity or an affiliate of ACE prior to the Initial Closing (as defined therein)), if, after the date of such subscription agreement, such PIPE Investor acquires ownership of Class A Ordinary Shares in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such shares in connection with the redemption conducted by ACE in connection with the vote to approve the Tempo Business Combination (the “Tempo Redemption”)) at least five business days prior to ACE’s extraordinary general meeting to approve the Tempo Business Combination, and such PIPE Investor does not redeem or convert such shares in connection with the Tempo Redemption (including revoking any prior redemption or conversion elections made with respect to such shares) (such shares, “PIPE Non-Redeemed Shares”), the number of shares such PIPE Investor (only if an Eligible Investor) will be obligated to purchase under its subscription agreement shall be reduced by the number of PIPE Non-Redeemed Shares.

The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing.

In connection with the Tempo Business Combination and pursuant to separate agreements, Tempo was to acquire 100% of the issued and outstanding equity interests in each of Whizz, a Delaware corporation, and Compass, a Delaware corporation. The agreement with Compass was terminated by Compass in July 2022, and the agreement with Whizz was mutually terminated in August 2022.

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

ACE’s obligation to consummate the Business Combination is also subject to, among other things, the accuracy of the representations and warranties of Tempo as of the date of the Original Merger Agreement (as defined below) and as of the Closing and each of the covenants of Tempo having been performed in all material respects.

Tempo’s obligation to consummate the Merger is also subject to, among other things, (i) the accuracy of the representations and warranties of ACE as of the date of the Original Merger Agreement and as of the Closing, (ii) ACE having performed each of the covenants in all material respects, (iii) the Domestication having been completed and (iv) the sum of (w) the amount of cash available in the Trust Account into which substantially all of the proceeds of ACE’s initial public offering and private placements of its warrants have been deposited for the benefit of ACE, certain of its public shareholders and the underwriters of ACE’s initial public offering, after deducting the amount required to satisfy ACE’s obligations to its shareholders (if any) that exercise their rights to redeem their Class A ordinary shares pursuant to ACE’s amended and restated memorandum and articles of association (but prior to payment of (a) any deferred underwriting commissions being held in the Trust Account and (b) any transaction expenses of ACE or its affiliates), plus (x) the PIPE Investment Amount (as defined in the Merger Agreement) actually received by ACE prior to or substantially concurrently with the closing, plus (y) the Available Credit Amount (as defined in the Merger Agreement), plus (z) the Available Cash Amount (as defined in the Merger Agreement), being at least equal to $10,000,000.

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of ACE and Tempo, (ii) by Tempo, if certain approvals of the shareholders of ACE, to the extent required under the Merger Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Merger Agreement), (iii) by ACE, if certain approvals of the stockholders of Tempo, to the extent required under the Merger Agreement, are not obtained within five business days of the effective date of the Proxy Statement/Registration Statement (as defined in the Merger Agreement), (iv) by either ACE or Tempo in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement)

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

shall have issued or otherwise entered a final, non-appealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before December 13, 2022 (the “Agreement End Date”), unless ACE is in material breach of the Merger Agreement. The Merger Agreement also provides that, if the proxy statement for ACE’s shareholder meeting to approve the Tempo Business Combination has not been mailed by August 30, 2022, then ACE will file a proxy statement to extend the date by which it must complete an initial business combination by at least three months, to such date as may be agreed in writing between ACE and Tempo.

Concurrently with the execution of the original Agreement and Plan of Merger in October 2021 (the “Original Merger Agreement”), an affiliate of the Sponsor (such affiliate, the “Backstop Investor”) entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor committed to purchase, following the Domestication and prior to or substantially concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders. On March 16, 2022, ACE and the Backstop Investor terminated the Backstop Subscription Agreement in connection with the execution of the Cantor Purchase Agreement (as defined below).

On October 13, 2021, ACE entered into a Support Agreement (the “Original Sponsor Support Agreement,” and, as amended, the “Sponsor Support Agreement”), by and among ACE, the Sponsor, certain of ACE’s directors and officers and Tempo, pursuant to which the Sponsor and each director and officer of ACE agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Original Sponsor Support Agreement.

On July 6, 2022, the parties to the Original Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement (the “SSA Amendment”), pursuant to which, among other things, certain Sponsors (as defined in the Sponsor Support Agreement, and, each, an “Earnout Sponsor”) agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,595,000 Class A Ordinary Shares of ACE (the “SSA Exchange”). Pursuant to the SSA Amendment, the Earnout Sponsors also agreed to subject an aggregate of 2,000,000 shares of Domesticated ACE common stock (the “Sponsor Earnout Shares”) received in the SSA Exchange to certain earnout vesting conditions or, should such shares fail to vest, forfeiture to ACE for no consideration. On the earlier of (i) the date which is 15 months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares, if any, issuable in the aggregate under the Second A&R Subscription Agreements. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

On August 12, 2022, the parties to the SSA Amendment entered into a Second Amendment to Sponsor Support Agreement (the “Second SSA Amendment”), pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third Amended and Restated Subscription Agreements into which ACE anticipates entering prior to the closing of the Tempo Business Combination. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

On October 13, 2021, ACE entered into a Support Agreement (the “Tempo Holders Support Agreement”), by and among ACE, Tempo and certain stockholders of Tempo (the “Tempo Stockholders”). Pursuant to the Tempo Holders Support Agreement, the Tempo Stockholders agreed to, among other things, vote to adopt and approve, upon the effectiveness of the Registration Statement, the Merger

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

On March 16, 2022, ACE entered into a Common Stock Purchase Agreement (the “Cantor Purchase Agreement”) with CF Principal Investments LLC (“CFPI”), a Delaware limited liability company and an affiliate of Cantor Fitzgerald & Co., relating to a committed equity facility. Pursuant to the Cantor Purchase Agreement, Domesticated ACE will have the right from time to time at its option following the Closing to sell to CFPI up to $100.0 million of Domesticated ACE common stock, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. Sales of Domesticated ACE common stock to CFPI under the Cantor Purchase Agreement, and the timing of any sales, will be determined by Domesticated ACE from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Domesticated ACE common stock and determinations by Domesticated ACE regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of Domesticated ACE common stock are sold to CFPI. Domesticated ACE expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Tempo Business Combination and working capital and general corporate purposes. Following the Closing, and upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of Domesticated ACE common stock set forth in the Cantor Purchase Agreement (the “Commencement”), including that a registration statement registering the resale of such shares of Domesticated ACE common stock under the Securities Act is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, Domesticated ACE will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Domesticated ACE common stock as set forth in the Cantor Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the shares of Domesticated ACE common stock that the Company elects to sell pursuant to the Cantor Purchase Agreement will be 97% of the volume weighted average price of the shares of Domesticated ACE common stock during the applicable purchase date on which written notice has been timely delivered to CFPI directing it to purchase shares of Domesticated ACE common stock under the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, ACE agreed to issue shares of Domesticated ACE common stock to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. In connection with ACE’s entry into the Cantor Purchase Agreement, ACE and CFPI entered into a Registration Rights Agreement (the “Cantor Registration Rights Agreement”), pursuant to which Domesticated ACE has agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock that are sold to CFPI under the facility, including the shares of Domesticated ACE common stock to be issued to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock, from time to time.

The Merger Agreement contemplates that, at the Closing, ACE will enter into lock-up agreements with (i) the Sponsor, (ii) the other parties on Schedule I of the Sponsor Support Agreement and (iii) certain former stockholders of Tempo, restricting the transfer of Domesticated ACE common stock from and after the Closing. The restrictions under the lock-up agreements begin at the Closing and end on, among other things, the date that is 365 days after the Closing or upon the stock price of Domesticated ACE reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing date.

For more information about the Merger Agreement and the proposed Tempo Business Combination, see the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021, and its proxy statement/prospectus included in the Registration Statement on Form S-4 filed with the SEC in connection with the Tempo Business Combination (as it has been and may be amended or supplemented). Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Tempo Business Combination and does not contain the risks associated with the proposed Tempo Business Combination. Such risks and effects relating to the proposed Tempo Business Combination are included in the Registration Statement.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Subscription Agreement

On January 18, 2022, ACE entered into a Subscription Agreement (the “Subscription Agreement”) with Tempo, OCM and Tor Asia Credit Opportunity Master Fund II LP (“Tor”). Pursuant to the Subscription Agreement, OCM, an affiliate of Oaktree Capital Management, L.P. (collectively with its affiliates or affiliated investment funds and/or managed or controlled accounts, “Oaktree”), committed to purchase $175 million in aggregate principal amount of ACE’s 15.5% convertible senior notes due 2025 concurrently with the Closing. The Subscription Agreement also provided for the purchase of $25 million in aggregate principal amount of ACE’s 15.5% convertible senior notes due 2025 concurrently with the Closing by Tor, an investment partner of ACE. On January 18, 2022, ACE and Tempo also entered into side letters with each of OCM and Tor, providing for (i) Oaktree having the right (but not the obligation), commencing on the closing date and ending on the date Oaktree no longer held or controlled notes in an aggregate principal amount that was at least 50% of the aggregate principal amount of notes purchased by Oaktree on the closing date, to appoint two individuals to attend, as board observers and participants in a non-fiduciary and non-voting capacity, each meeting of the Domesticated ACE board of directors and any duly authorized committee thereof, and (ii) certain liquidity reporting requirements of ACE to Tor, and providing Tor with certain access and inspection rights of ACE’s or any of its subsidiaries’ respective properties and records. On July 30, 2022, the Subscription Agreement and the side letters were terminated in their entirety. As a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass, Whizz or any of their respective affiliates or subsidiaries, OCM will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At June 30, 2022, there were 8,202,277 Class A Ordinary Shares issued and outstanding and at December 31, 2021, there were 23,000,000 Class A Ordinary Shares issued and outstanding, which are presented as temporary equity.

In connection with the extension of the date by which the Company must complete an initial business combination in January 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with the redemptions. In connection with the extension of the date by which the Company must complete an initial business combination in July 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with the redemptions.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022, and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination.

NOTE 8 — WARRANTS

As of June 30, 2022, the Company had 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period (as it may be extended) and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

As of June 30, 2022, the Company had 6,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $83,421,902 in cash. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account. At December 31, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,157,661 in money market funds.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	June 30,	December 31,
Description	(level)	2022	2021
Assets:
Cash and Marketable Securities held in Trust Account	1	$83,421,902	$230,158,259

Liabilities:
Warrant Liability – Public Warrants	1	$920,000	$7,820,000
Warrant Liability – Private Placement	3	$528,000	$4,946,082

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

At June 30, 2022, the Company valued the Private Placement Warrants using the value of the Public Warrants. The Public Warrants are priced using the active observable market quote. At June 30, 2022, the primary difference between the Private Placement Warrants and the Public Warrants of ACE is a redemption feature that caps the upside of the Public Warrants at $18.00 per share. As it is unlikely the value of the underlying security will exceed this threshold, it was determined that it would be reasonable to use the closing price of the Public Warrants as the value of the Private Placement Warrants as of the measurement date of June 30, 2022.

At December 31, 2021, and previous reporting periods, the Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Public Warrants were initially classified as Level 3 due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at December 31, 2021:

December 31,
Input:	2021
Risk-free interest rate	1.26%
Expected term (years)	5.28
Expected volatility	18.8%
Exercise price	$11.50
Stock Price	$9.96

The following tables present the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022 and 2021:

	Private
	Placement	Public
Fair value as of January 1, 2022	4,946,082	—
Change in fair value	(295,793)	—
Fair value as of March 31, 2022	$4,650,289	—
Change in fair value	(4,122,289)	—
Fair value as of June 30, 2022	$528,000	—

	Private
	Placement	Public
Fair value as of January 1, 2021	9,504,000	—
Change in fair value	3,871,560	—
Fair value as of March 31, 2021	$13,375,560	—
Change in fair value	(115,675)	—
Fair value as of June 30, 2021	$13,259,885	—

There were no transfers in or out of Levels during the three and six months ended June 30, 2022 and 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than as described below.

On July 1, 2022, ACE and Tempo entered into the Merger Agreement Amendment, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $658,434,783 to $488,375,000, (ii) increase the number of Tempo Earnout Shares from 7,500,000 to 10,000,000, which will vest in two equal tranches of 5,000,000 shares based on Domesticated ACE reaching $10.0 million in EBITDA and $50.0 million in revenue in any quarter during the five-year period following the closing date of the Tempo Business Combination, (iii) remove certain covenants and other obligations of the parties relating to the employee stock purchase plan contemplated by the Merger Agreement and (iv) extend the outside date of the Merger Agreement to November 13, 2022.

On August 12, 2022, ACE, Merger Sub and Tempo entered into the Merger Agreement, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $488,375,000 to $235,000,000, (ii) reduce the number of Tempo Earnout Shares from 10,000,000 to 7,000,000, which will vest in two equal tranches of 3,500,000 shares based on Domesticated ACE reaching $5.0 million in Adjusted EBITDA (as defined in the Merger Agreement) and $15.0 million in revenue in any quarter during the five-year period following the closing date, (iii) remove terms relating to the proposed acquisitions by Tempo of each of Whizz and Compass, (iv) reduce the minimum cash condition from $320.0 million to $10.0 million and (v) extend the outside date of the Merger Agreement

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

to December 13, 2022. Pursuant to the Merger Agreement, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the closing, and, together with shares of Tempo common stock reserved in respect of Tempo options as of immediately prior to the closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) $10.00, including, as applicable, a number of Tempo Earnout Shares.

On July 1, 2022, ACE, Tempo and AEPI entered into the Bridge Note, pursuant to which AEPI agreed to loan to Tempo up to an aggregate principal amount of $5,000,000, $2,500,000 of which was advanced to Tempo prior to the date of the Bridge Note. Upon the closing of the Tempo Business Combination, the Bridge Note Drawn Amount will automatically convert in full into the Bridge Note Conversion Shares, and the Bridge Note shall be deemed to have been paid in full. The Bridge Note has an interest rate of 12% per annum, payable in-kind by increasing the outstanding principal amount of the Bridge Note. Interest shall be deemed to have commenced on May 19, 2022. The Bridge Note may not be prepaid without AEPI’s written consent and prior to payment of all amounts owed under any Fee Deferral Agreements. The Bridge Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness and all amounts owed under any Fee Deferral Agreements.

In connection with the entry into the Bridge Note, on July 1, 2022, AEPI and ACE entered into the Bridge Subscription Agreement, pursuant to which AEPI agreed, at the closing of the Tempo Business Combination, to subscribe for up to 500,000 shares of Domesticated ACE common stock at a purchase price of $10.00 per share. The number of shares AEPI has committed to purchase will be automatically reduced in an amount equal to (a) the difference between $5,000,000 and the Bridge Note Drawn Amount, divided by (b) $10.00, rounded up to the nearest whole share. Pursuant to the Bridge Subscription Agreement, ACE agreed to issue additional shares of Domesticated ACE common stock to AEPI in the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $10.00 per share. In such case, AEPI will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to AEPI at the closing of the subscription and held by AEPI on the Measurement Date, multiplied by (y) a fraction, (A) the numerator of which is $10.00, minus the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) and (B) the denominator of which is the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement). In the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $4.00, the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) shall be deemed to be $4.00.

On July 6, 2022, the Company entered into the Second A&R Subscription Agreements with each of the PIPE Investors. Pursuant to the Second A&R Subscription Agreements, among other things, the parties agreed to reduce the minimum Adjustment Period VWAP (as defined in the Second A&R Subscription Agreements) from $6.50 to $4.00. Additionally, the Company agreed (1) to issue 2,000,000 PIPE Incentive Shares to the PIPE Investors on a pro rata basis as an incentive to subscribe for and purchase the shares under the Second A&R Subscription Agreements, (2) that if the Adjustment Period VWAP is less than $10.00 per share, the number of additional shares each PIPE Investor will be entitled to receive shall be (i) (A) (x) the number of shares issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor on the Measurement Date (as defined in the Second A&R Subscription Agreements), times (y) $10.00, minus the Adjustment Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Adjustment Period VWAP, divided by (ii) the Adjustment Period VWAP, and (3) to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 2,000,000 shares, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the Additional Period, times (y) the Adjustment Period VWAP, minus the Additional Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Additional Period VWAP, divided by (ii) the Additional Period VWAP. Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or (ii) if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

One of the PIPE Investors’ subscription agreement provides that, if such PIPE Investor is an Eligible Investor (defined as any subscriber in the offering who is not a beneficial or record owner of ACE’s equity or an affiliate of ACE prior to the Initial Closing (as defined therein)), if, after the date of such subscription agreement, such PIPE Investor acquires ownership of Class A Ordinary Shares in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such shares in connection with the redemption conducted by ACE in connection with the vote to approve the Tempo Business Combination (the “Tempo Redemption”)) at least five business days prior to ACE’s extraordinary general meeting to approve the Tempo Business Combination, and such PIPE Investor does not redeem or convert such shares in connection with the Tempo Redemption (including revoking any prior redemption or conversion elections made with respect to such shares) (such shares, “PIPE Non-Redeemed Shares”), the number of shares such PIPE Investor (only if an Eligible Investor) will be obligated to purchase under its subscription agreement shall be reduced by the number of PIPE Non-Redeemed Shares.

On July 6, 2022, the parties to the Original Sponsor Support Agreement entered into the SSA Amendment, pursuant to which, among other things, the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to the Company an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,595,000 Class A Ordinary Shares of the Company. Pursuant to the SSA Amendment, the Earnout Sponsors also agreed to subject an aggregate of 2,000,000 Sponsor Earnout Shares received in the SSA Exchange to certain earnout vesting conditions or, should such shares fail to vest, forfeiture to the Company for no consideration. On the earlier of (i) the date which is 15 months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares, if any, issuable in the aggregate under the Second A&R Subscription Agreements. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

On August 12, 2022, the parties to the SSA Amendment entered into the Second SSA Amendment, pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third Amended and Restated Subscription Agreements into which ACE anticipates entering prior to the closing of the Tempo Business Combination. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

On July 12, 2022, the Company held an extraordinary general meeting to amend the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A Ordinary Shares included as part of the units sold in the Company’s initial public offering from July 13, 2022, to October 13, 2022. In connection with such extension, a total of 813 shareholders elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares, representing

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

approximately 51.90% of the issued and outstanding Class A Ordinary Shares. As a result, approximately $43,349,494 was paid out of the Trust Account in connection with the redemptions.

On July 30, 2022, OCM delivered notice to ACE and Tempo of termination of the Subscription Agreement, effective immediately, which termination automatically terminated the side letters entered into by ACE and Tempo with each of OCM and Tor. As a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass, Whizz or any of their respective affiliates or subsidiaries, OCM will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “ACE” or the “Company” refer to ACE Convergence Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to ACE Convergence Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. This quarterly report contains revisions for previous reported periods and should be observed when reviewing the Company’s financial position. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 31, 2020, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Business Combination Developments

On January 7, 2021, the Company entered into the Achronix Merger Agreement with Achronix and Merger Sub. On May 24, 2021, in our Form 10-Q for the quarter ended March 31, 2021, we disclosed that the SEC informed the Company that it was investigating certain disclosures made in the Form S-4 relating to the Company’s proposed business combination with Achronix.

On July 11, 2021, we and Achronix entered into a termination and release agreement, pursuant to which the parties agreed to mutually terminate the Achronix Merger Agreement.

On October 27, 2021, the Company received a letter from the SEC in connection with its investigation with the following response: “We have concluded the investigation as to ACE Convergence Acquisition Corp. (“ACE”). Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against ACE.”

On October 13, 2021, we entered into the Original Merger Agreement with Tempo and Merger Sub, which was amended and restated on August 12, 2022. Pursuant to the Tempo Business Combination contemplated by the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company. Prior to the closing of the Tempo Business Combination, the Company shall domesticate as a Delaware corporation and shall be renamed “Tempo Automation Holdings, Inc.”

On July 1, 2022, ACE and Tempo entered into the Merger Agreement Amendment, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $658,434,783 to $488,375,000, (ii) increase the number of Tempo Earnout Shares from 7,500,000 to 10,000,000, which will vest in two equal tranches of 5,000,000 shares based on Domesticated ACE reaching $10.0 million in EBITDA and $50.0 million in revenue in any quarter during the five-year period following the closing date of the Tempo Business Combination, (iii) remove certain covenants and other obligations of the parties relating to the employee stock purchase plan contemplated by the Merger Agreement and (iv) extend the outside date of the Merger Agreement to November 13, 2022.

On August 12, 2022, ACE, Merger Sub and Tempo entered into the Merger Agreement, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $488,375,000 to $235,000,000, (ii) reduce the number of Tempo Earnout Shares from 10,000,000 to 7,000,000, which will vest in two equal tranches of 3,500,000 shares based on Domesticated ACE reaching $5.0 million in Adjusted EBITDA (as defined in the Merger Agreement) and $15.0 million in revenue in any quarter during the five-year period following the closing date, (iii) remove terms relating to the proposed acquisitions by Tempo of each of Whizz and Compass, (iv) reduce the minimum cash condition from $320.0 million to $10.0 million and (v) extend the outside date of the Merger Agreement to December 13, 2022. Pursuant to the Merger Agreement, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the closing, and, together with shares of Tempo common stock reserved in respect of Tempo options as of immediately prior to the closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) $10.00, including, as applicable, a number of Tempo Earnout Shares.

An additional 3,800,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by the PIPE Investors, for a total aggregate purchase price of up to $38.0 million. In addition, the Company originally agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. The latter subscription was terminated in July 2022; as a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass, Whizz or any of their respective affiliates or subsidiaries, OCM will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination. Additionally, in March 2022, a ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing, which agreement was terminated in July 2022.

On January 18, 2022, ACE and Tempo entered into the PIPE Promissory Notes with certain PIPE Investors affiliated with Tempo, pursuant to which such investors agreed to loan to Tempo up to an aggregate of $5 million, which loans may be converted into shares of Domesticated ACE common stock at a conversion price of $10.00 per share. Pursuant to the PIPE Promissory Notes, the principal balances of such notes shall reduce the subscription amount of such PIPE Investors pursuant to the terms of the applicable subscription agreements on a dollar-for-dollar basis.

On July 6, 2022, the Company entered into the Second A&R Subscription Agreements with each of the PIPE Investors. Pursuant to the Second A&R Subscription Agreements, among other things, the parties agreed to reduce the minimum Adjustment Period VWAP from $6.50 to $4.00. Additionally, ACE agreed (1) to issue 2,000,000 PIPE Incentive Shares to the PIPE Investors on a pro rata basis as an incentive to subscribe for and purchase the shares under the Second A&R Subscription Agreements, (2) that if the Adjustment Period VWAP is less than $10.00 per share, the number of additional shares each PIPE Investor will be entitled to receive shall be (i) (A) (x) the number of shares issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor on the Measurement Date, times (y) $10.00, minus the Adjustment Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Adjustment Period VWAP, divided by (ii) the Adjustment Period VWAP, and (3) to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the Additional Period VWAP is less than the Adjustment Period VWAP. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 2,000,000 shares, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the Additional Period, times (y) the Adjustment Period VWAP, minus the Additional Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Additional Period VWAP, divided by (ii) the Additional Period VWAP. Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or (ii) if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

One of the PIPE Investors’ subscription agreement provides that, if such PIPE Investor is an Eligible Investor (defined as any subscriber in the offering who is not a beneficial or record owner of ACE’s equity or an affiliate of ACE prior to the Initial Closing (as defined therein)), if, after the date of such subscription agreement, such PIPE Investor acquires ownership of Class A Ordinary Shares in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such shares in connection with the redemption conducted by ACE in connection with the vote to approve the Tempo Business Combination (the “Tempo Redemption”)) at least five business days prior to ACE’s extraordinary general meeting to approve the Tempo Business Combination, and such PIPE Investor does not redeem or convert such shares in connection with the Tempo Redemption (including revoking any prior redemption or conversion elections made with respect to such shares) (such shares, “PIPE Non-Redeemed Shares”), the number of shares such PIPE Investor (only if an Eligible Investor) will be obligated to purchase under its subscription agreement shall be reduced by the number of PIPE Non-Redeemed Shares.

The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing.

Concurrently with the execution of the Original Merger Agreement, the Backstop Investor entered into the Backstop Subscription Agreement with ACE, pursuant to, and on the terms and subject to the conditions on which, the Backstop Investor committed to purchase, following the Domestication and prior to or substantially concurrently with the Closing, up to 2,500,000 shares of Domesticated ACE common stock, in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of up to $25,000,000, to backstop certain redemptions by ACE shareholders. On March 16, 2022, ACE and the Backstop Investor terminated the Backstop Subscription Agreement in connection with the execution of the Cantor Purchase Agreement.

On October 13, 2021, ACE entered into the Original Sponsor Support Agreement, by and among ACE, the Sponsor, certain of ACE’s directors and officers and Tempo, pursuant to which the Sponsor and each director and officer of ACE agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Original Sponsor Support Agreement.

On July 6, 2022, the parties to the Original Sponsor Support Agreement entered into the SSA Amendment, pursuant to which, among other things, the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,595,000 Class A Ordinary Shares of ACE. Pursuant to the SSA Amendment, the Earnout Sponsors also agreed to subject an aggregate of 2,000,000 Sponsor Earnout Shares received in the SSA Exchange to certain earnout vesting conditions or, should such shares fail to vest, forfeiture to ACE for no consideration. On the earlier of (i) the date which is 15 months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares, if any, issuable in the aggregate under the Second A&R Subscription Agreements. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

On August 12, 2022, the parties to the SSA Amendment entered into the Second SSA Amendment, pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third Amended and Restated Subscription Agreements into which ACE anticipates entering prior to the closing of the Tempo Business Combination. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

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

On March 16, 2022, ACE entered into the Cantor Purchase Agreement. Pursuant to the Cantor Purchase Agreement, Domesticated ACE will have the right from time to time at its option following the Closing to sell to CFPI up to $100.0 million of Domesticated ACE common stock, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. Sales of Domesticated ACE common stock to CFPI under the Cantor Purchase Agreement, and the timing of any sales, will be determined by Domesticated ACE from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Domesticated ACE common stock and determinations by Domesticated ACE regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of Domesticated ACE common stock are sold to CFPI. Domesticated ACE expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Tempo Business Combination and working capital and general corporate purposes. Following the Closing, and upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of Domesticated ACE common stock set forth in the Cantor Purchase Agreement, including that a registration statement registering the resale of such shares of Domesticated ACE common stock under the Securities Act is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, Domesticated ACE will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Domesticated ACE common stock as set forth in the Cantor Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the shares of Domesticated ACE common stock that the Company elects to sell pursuant to the Cantor Purchase Agreement will be 97% of the volume weighted average price of the shares of Domesticated ACE common stock during the applicable purchase date on which written notice has been timely delivered to CFPI directing it to purchase shares of Domesticated ACE common stock under the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, ACE agreed to issue shares of Domesticated ACE common stock to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. In connection with ACE’s entry into the Cantor Purchase Agreement, ACE and CFPI entered into the Cantor Registration Rights Agreement, pursuant to which Domesticated ACE has agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock that are sold to CFPI under the facility, including the shares of Domesticated ACE common stock to be issued to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock, from time to time.

On July 1, 2022, ACE, Tempo and AEPI entered into the Bridge Note, pursuant to which AEPI agreed to loan to Tempo up to an aggregate principal amount of $5,000,000, $2,500,000 of which was advanced to Tempo prior to the date of the Bridge Note. Upon the closing of the Tempo Business Combination, the Bridge Note Drawn Amount will automatically convert in full into the Bridge Note Conversion Shares, and the Bridge Note shall be deemed to have been paid in full. The Bridge Note has an interest rate of 12% per annum, payable in-kind by increasing the outstanding principal amount of the Bridge Note. Interest shall be deemed to have commenced on May 19, 2022. The Bridge Note may not be prepaid without AEPI’s written consent and prior to payment of all amounts owed under any Fee Deferral Agreements. The Bridge Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness and all amounts owed under any Fee Deferral Agreements.

In connection with the entry into the Bridge Note, on July 1, 2022, AEPI and ACE entered into the Bridge Subscription Agreement, pursuant to which AEPI agreed, at the closing of the Tempo Business Combination, to subscribe for up to 500,000 shares of Domesticated ACE common stock at a purchase price of $10.00 per share. The number of shares AEPI has committed to purchase will be automatically reduced in an amount equal to (a) the difference between $5,000,000 and the Bridge Note Drawn Amount, divided by (b) $10.00, rounded up to the nearest whole share. Pursuant to the Bridge Subscription Agreement, ACE agreed to issue additional shares of Domesticated ACE common stock to AEPI in the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $10.00 per share. In such case, AEPI will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to AEPI at the closing of the subscription and held by AEPI on the Measurement Date, multiplied by (y) a fraction, (A) the numerator of which is $10.00, minus the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) and (B) the denominator of which is the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement). In the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $4.00, the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) shall be deemed to be $4.00.

The Merger Agreement contemplates that, at the Closing, ACE will enter into lock-up agreements with (i) the Sponsor, (ii) the other parties on Schedule I of the Sponsor Support Agreement and (iii) certain former stockholders of Tempo, restricting the transfer of Domesticated ACE common stock from and after the Closing. The restrictions under the lock-up agreements begin at the Closing and end on, among other things, the date that is 365 days after the Closing or upon the stock price of Domesticated ACE reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Prior to holding all funds in the Trust Account in cash, we generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had a net income of $10,135,295, which consists of the change in fair value of warrant liability of $11,245,389 and interest earned on investment held in the Trust Account of $105,409, offset by operating costs of $1,215,503.

For the six months ended June 30, 2022, we had a net income of $9,076,805, which consists of the change in fair value of warrant liability of $11,318,082 and interest earned on investment held in the Trust Account of $113,123, offset by operating costs of $2,354,400.

For the three months ended June 30, 2021, we had a net loss of $1,042,594, which consists of the change in fair value of warrant liability of $171,825 and operating costs of $885,864, offset by interest earned on investment held in the Trust Account of $15,095.

For the six months ended June 30, 2021, we had a net loss of $12,567,023, which consists of the change in fair value of warrant liability of $10,483,385 and operating costs of $2,138,846, offset by interest earned on investment held in the Trust Account of $55,208.

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

For the six months ended June 30, 2022, net cash used in operating activities was $857,014. Net income of $9,076,805 was affected by change in the fair value of the warrant liability of $11,318,082 and interest earned on investments of $113,123. Changes in operating assets and liabilities provided $1,497,386 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $880,323. Net loss of $12,567,023 was affected by interest income on investment held in the Trust Account of $55,209 and change in fair value of warrant liability of $10,483,385. Changes in operating assets and liabilities provided $1,258,524 of cash from operating activities.

As of June 30, 2022, we had $83,421,902 in cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had no cash held outside of the Trust Account. We intend to use any funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $900,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a business combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a business combination. In return, we deposited $900,000 into an account held by ASIA-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a business combination or dissolution of the Company, shall be returned to us. As of June 30, 2022, and December 31, 2021, the Company had $829,294 and $527,756 borrowings under the Working Capital Facility, respectively.

On January 13, 2022, in connection with the Company’s extension of the date by which it must complete an initial business combination, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date by which ACE must complete an initial business combination and the consummation of the Tempo Business Combination. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. On June 30, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved by special resolution at an extraordinary general meeting on July 12, 2022. For the three and six months ended June 30, 2022, the Company contributed $492,136 and $738,206 to the Trust Account, respectively. Monthly deposits into the Trust Account following the July 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

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

Going Concern

As of June 30, 2022, the Company had no cash in its operating bank accounts, $83,421,902 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $10,251,609.

The Company intends to complete a Business Combination by October 13, 2022 (or, as such date may be extended, such extended date). However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of June 30, 2022, has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We have until October 13, 2022 (as such date may be extended), to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 13, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of March 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(1)	On January 13, 2022, in connection with the Company’s extension of the date by which it must complete an initial business combination, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date by which ACE must complete an initial business combination and the consummation of the Tempo Business Combination. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. On June 30, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved by special resolution at an extraordinary general meeting on July 12, 2022. Monthly deposits into the Trust Account following the July 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

The warrants that may be issued pursuant to the Sponsor Loan will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. Each warrant will entitle the holder thereof to purchase one Class A Ordinary Share of ACE at an exercise price of $11.50 per share, subject to certain adjustments. The warrants shall be identical to the warrants issued to the Sponsor pursuant to the Sponsor Warrants Purchase Agreement, dated as of July 27, 2020, by and between ACE and the Sponsor, in connection with ACE’s initial public offering that was consummated on July 30, 2020. Such warrants are exercisable on the later of (i) 30 days after the completion of ACE’s initial business combination and (ii) 12 months from the closing of ACE’s initial public offering, subject to certain conditions and exceptions. Such warrants are identical to the warrants included in the units sold in ACE’s initial public offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by ACE; (2) they (including the shares issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of ACE’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of such warrants) are entitled to registration rights. Such warrants expire at 5:00 p.m., New York City time, five years after the completion of ACE’s initial business combination, or earlier upon redemption or liquidation.

ACE will not receive proceeds from the issuance of any warrants pursuant to the Sponsor Loan. ACE will receive up to an aggregate of approximately $17.25 million from the exercise of all such warrants, assuming the full $1.5 million is converted and assuming the exercise in full of all such warrants for cash. Such proceeds are expected to be used for general corporate purposes.

(2)	On January 18, 2022, ACE and Tempo entered into the PIPE Promissory Notes with certain PIPE Investors affiliated with Tempo, pursuant to which such investors agreed to loan to Tempo up to an aggregate of $5 million, which loans may be converted into shares of Domesticated ACE common stock at a conversion price of $10.00 per share. Pursuant to the PIPE

Promissory Notes, the principal balances of such notes shall reduce the subscription amount of such PIPE Investors pursuant to the terms of the applicable subscription agreements on a dollar-for-dollar basis. The shares of Domesticated ACE common stock to be issued in connection with the PIPE Promissory Notes will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. ACE will not receive proceeds from the issuance of any shares pursuant to the PIPE Promissory Notes.
(3)	On March 16, 2022, ACE entered into the Cantor Purchase Agreement with CFPI relating to a committed equity facility. Pursuant to the Cantor Purchase Agreement, Domesticated ACE will have the right from time to time at its option following the Closing to sell to CFPI up to $100.0 million of Domesticated ACE common stock, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. Sales of Domesticated ACE common stock to CFPI under the Cantor Purchase Agreement, and the timing of any sales, will be determined by Domesticated ACE from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Domesticated ACE common stock and determinations by Domesticated ACE regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of Domesticated ACE common stock are sold to CFPI. Domesticated ACE expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Tempo Business Combination and working capital and general corporate purposes. Following the Closing, and upon the Commencement, Domesticated ACE will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Domesticated ACE common stock as set forth in the Cantor Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the shares of Domesticated ACE common stock that the Company elects to sell pursuant to the Cantor Purchase Agreement will be 97% of the volume weighted average price of the shares of Domesticated ACE common stock during the applicable purchase date on which written notice has been timely delivered to CFPI directing it to purchase shares of Domesticated ACE common stock under the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, ACE agreed to issue shares of Domesticated ACE common stock to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. In connection with ACE’s entry into the Cantor Purchase Agreement, ACE and CFPI entered into the Cantor Registration Rights Agreement, pursuant to which Domesticated ACE has agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock that are sold to CFPI under the facility, including the shares of Domesticated ACE common stock to be issued to CFPI as consideration for its irrevocable commitment to purchase the shares of Domesticated ACE common stock, from time to time.

The shares of Domesticated ACE common stock to be issued in connection with the Cantor Purchase Agreement will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act.

(4)	On July 1, 2022, ACE, Tempo and AEPI entered into the Bridge Note, pursuant to which AEPI agreed to loan to Tempo up to an aggregate principal amount of $5,000,000, $2,500,000 of which was advanced to Tempo prior to the date of the Bridge Note. Upon the closing of the Tempo Business Combination, the Bridge Note Drawn Amount will automatically convert in full into a number of shares of Domesticated ACE common stock equal to (i) the Bridge Note Drawn Amount, divided by (ii) $10.00, rounded down to the nearest whole share, and the Bridge Note shall be deemed to have been paid in full. The Bridge Note has an interest rate of 12% per annum, payable in-kind by increasing the outstanding principal amount of the Bridge Note. Interest shall be deemed to have commenced on May 19, 2022. The Bridge Note may not be prepaid without AEPI’s written consent and prior to payment of all amounts owed under any Fee Deferral Agreements. The Bridge Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness and all amounts owed under any Fee Deferral Agreements.

In connection with the entry into the Bridge Note, on July 1, 2022, AEPI and ACE entered into the Bridge Subscription Agreement, pursuant to which AEPI agreed, at the closing of the Tempo Business Combination, to subscribe for up to 500,000 shares of Domesticated ACE common stock at a purchase price of $10.00 per share. The number of shares AEPI has committed to purchase will be automatically reduced in an amount equal to (a) the difference between $5,000,000 and the Bridge Note Drawn Amount, divided by (b) $10.00, rounded up to the nearest whole share. Pursuant to the Bridge Subscription Agreement, ACE agreed to issue additional shares of Domesticated ACE common stock to AEPI in the event that the Adjustment Period

VWAP (as defined in the Bridge Subscription Agreement) is less than $10.00 per share. In such case, AEPI will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to AEPI at the closing of the subscription and held by AEPI on the Measurement Date (as defined in the Bridge Subscription Agreement), multiplied by (y) a fraction, (A) the numerator of which is $10.00, minus the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) and (B) the denominator of which is the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement). In the event that the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) is less than $4.00, the Adjustment Period VWAP (as defined in the Bridge Subscription Agreement) shall be deemed to be $4.00.

The shares of Domesticated ACE common stock to be issued in connection with the Bridge Note and the Bridge Subscription Agreement will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

ACE will not receive proceeds in connection with the conversion of the Bridge Note Drawn Amount into shares of Domesticated ACE common stock. ACE will receive up to $5.0 million in proceeds pursuant to the Bridge Subscription Agreement, assuming AEPI subscribes for the full 500,000 shares. The proceeds received in connection with such subscription will be retained by Domesticated ACE following the Closing, and are expected to be used for general corporate purposes.

(5)	3,800,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by the PIPE Investors, for a total aggregate purchase price of up to $38.0 million. In addition, the Company originally agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). On July 6, 2022, the Company entered into the Second A&R Subscription Agreements with each of the PIPE Investors. Pursuant to the Second A&R Subscription Agreements, among other things, the parties agreed to reduce the minimum Adjustment Period VWAP from $6.50 to $4.00. Additionally, ACE agreed (1) to issue 2,000,000 PIPE Incentive Shares to the PIPE Investors on a pro rata basis as an incentive to subscribe for and purchase the shares under the Second A&R Subscription Agreements, (2) that if the Adjustment Period VWAP is less than $10.00 per share, the number of additional shares each PIPE Investor will be entitled to receive shall be (i) (A) (x) the number of shares issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor on the Measurement Date (as defined in the Second A&R Subscription Agreements), times (y) $10.00, minus the Adjustment Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Adjustment Period VWAP, divided by (ii) the Adjustment Period VWAP, and (3) to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the Additional Period VWAP is less than the Adjustment Period VWAP. In such case, each PIPE Investor will be entitled to receive a number of Additional Period Shares equal to the lesser of (1) such PIPE Investor’s pro rata portion of 2,000,000 shares, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the Additional Period, times (y) the Adjustment Period VWAP, minus the Additional Period VWAP, minus (B) the number of PIPE Incentive Shares, times the Additional Period VWAP, divided by (ii) the Additional Period VWAP. Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or (ii) if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

The shares of Domesticated ACE common stock to be issued in connection with the Second A&R Subscription Agreements will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing, and are expected to be used for general corporate purposes.

(6)	On August 12, 2022, the parties to the SSA Amendment entered into the Second SSA Amendment, pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third Amended and Restated Subscription Agreements into which ACE anticipates entering prior to the closing of the Tempo Business Combination. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally.

The shares of Domesticated ACE common stock to be issued in connection with the SSA Amendment will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. ACE will not receive any proceeds from the issuance of shares of Domesticated ACE common stock pursuant to the SSA Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+

Amended and Restated Agreement and Plan of Merger, dated as of August 12, 2022, by and among ACE Convergence Acquisition Corp., ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 filed on August 12, 2022)

3.1

Third Amended and Restated Memorandum and Articles of Association of ACE Convergence Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2022)

10.1	Form of Second Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
10.2

Amendment to Sponsor Support Agreement, dated as of July 6, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)

10.3

Second Amendment to Sponsor Support Agreement, dated as of August 12, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Annex B-3 to the Registrant’s Registration Statement on Form S-4 filed on August 12, 2022)

10.4

Amendment No. 1 to the Investment Management Trust Agreement, dated as of January 25, 2022, by and between ACE Convergence Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2022)

10.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022)
10.6

Letter Agreement, dated as of January 18, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE SO3 SPV Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022)

10.7+

Amended and Restated Convertible Promissory Note, dated as of June 30, 2022, by and between ACE Convergence Acquisition Corp. and ACE Convergence Acquisition LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-4 filed on July 5, 2022)

10.8

Letter Agreement, dated as of March 16, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE SO3 SPV Limited (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4 filed on April 18, 2022)

10.9

Common Stock Purchase Agreement, dated as of March 16, 2022, by and between ACE Convergence Acquisition Corp. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 filed on April 18, 2022)

10.10

Registration Rights Agreement, dated as of March 16, 2022, by and between ACE Convergence Acquisition Corp. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-4 filed on April 18, 2022)

10.11

Letter Agreement, dated as of July 1, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE SO3 SPV Limited (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 filed on July 5, 2022)

10.12+

Unsecured Subordinated Convertible Note, dated as of July 1, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE Equity Partners International Pte. Ltd. (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-4 filed on July 5, 2022)

10.13+

Subscription Agreement, dated as of July 1, 2022, by and between ACE Convergence Acquisition Corp. and ACE Equity Partners International Pte. Ltd. (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-4 filed on July 5, 2022)

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
+

Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONVERGENCE ACQUISITION CORP.

Date: August 15, 2022		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)