Form 10-Q
period 2022-09-30
ACE Convergence Acquisition Corp.
filed 2022-11-14
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 2,743,228 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ACE CONVERGENCE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$—	$8,390
Prepaid expenses	15,597	113,140
Total Current Assets	15,597	121,530

Cash and marketable securities held in Trust Account	40,293,597	230,158,259
TOTAL ASSETS	$40,309,194	$230,279,789

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$15,756,798	$6,260,642
Promissory note – related party	1,051,499	527,756
Advance from related party	427,857	—
Convertible promissory note	1,500,000	—
Total current liabilities	18,736,154	6,788,398
PIPE derivative liability	19,905,700	—
Warrant liability	1,810,000	12,766,082
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	48,501,854	27,604,480

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 3,945,298 and 23,000,000 shares issued and outstanding at redemption value of $10.21 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	40,293,597	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding excluding 3,945,298 and 23,000,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(48,486,832)	(27,325,266)
Total Shareholders’ Deficit	(48,486,257)	(27,324,691)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,309,194	$230,279,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating costs	$894,289	$2,634,162	$3,248,689	$4,773,008
Loss from operations	(894,289)	(2,634,162)	(3,248,689)	(4,773,008)

Other income (expense):
Change in fair value of warrant liability	(362,000)	24,916,621	10,956,082	14,433,236
Change in fair value of PIPE liability	(26,800)	—	(26,800)	—
Interest earned on cash and marketable securities held in Trust Account	—	5,802	113,123	61,010
Termination Fees and Expenses	(7,353,469)	—	(7,353,469)
Total other income (expense), net	(7,742,269)	24,922,423	3,688,936	14,494,246

Net income (loss)	$(8,636,558)	$22,288,261	$440,247	$9,721,238

Weighted average shares outstanding of Class A ordinary shares	4,459,878	23,000,000	8,092,696	23,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.85)	$0.78	$0.03	$0.34

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.85)	$0.78	$0.03	$0.34

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,325,266)	$(27,324,691)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(492,136)	(492,136)

Net loss	—	—	—	—	—	(1,058,490)	(1,058,490)

Balance - March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(28,875,892)	(28,875,317)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,009,587)	(1,009,587)

Net income	—	—	—	—	—	10,135,295	10,135,295

Balance – June 30, 2022 (unaudited)	—	—	5,750,000	575	—	(19,750,184)	(19,749,609)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(221,190)	(221,190)

Fair value of PIPE derivative liability at issuance	—	—	—	—	—	(19,878,900)	(19,878,900)

Net loss	—	—	—	—	—	(8,636,558)	(8,636,558)

Balance – September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(48,486,832)	$(48,486,257)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(33,171,769)	$(33,171,194)

Net loss	—	—	—	—	—	(11,524,429)	(11,524,429)

Balance – March 31, 2021 (unaudited)	—	—	5,750,000	575	—	(44,696,198)	(44,695,623)

Net loss	—	—	—	—	—	(1,042,594)	(1,042,594)

Balance – June 30, 2021 (unaudited)	—	—	5,750,000	575	—	(45,738,792)	(45,738,217)

Net income	—	—	—	—	—	22,288,261	22,288,261

Balance – September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(23,450,531)	$(23,449,956)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$440,247	$9,721,238
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(113,123)	(61,010)
Change in fair value of warrant liability	(10,956,082)	(14,433,236)
Change in fair value of PIPE derivative liability	26,800	—
Changes in operating assets and liabilities:
Prepaid expenses	97,543	171,117
Accounts payable and accrued expenses	9,496,156	3,516,107
Net cash used in operating activities	(1,008,459)	(1,085,784)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,451,531)	—
Cash withdrawn from Trust Account in connection with redemption	191,429,316	—
Net cash provided by investing activities	189,977,785	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	523,743	309,210
Advance from related party	427,857
Convertible promissory note	1,500,000
Redemption of ordinary shares	(191,429,316)	—
Net cash provided by (used in) financing activities	(188,977,716)	309,210

Net Change in Cash	(8,390)	(776,574)
Cash – Beginning of period	8,390	792,416
Cash – End of period	$—	$15,842

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.

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

SEPTEMBER 30, 2022

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Fourth Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) in favor of approving a Business Combination.

Subject to applicable securities laws (including with respect to material nonpublic information), the Sponsor and its and the Company’s respective directors, officers, advisors or respective affiliates may (i) purchase public shares from institutional and other investors (including those who vote, or indicate an intention to vote, against any of the proposals presented in connection with a Business Combination, or elect to redeem, or indicate an intention to redeem, public shares), (ii) enter into transactions with such investors and others to provide them with incentives to not redeem their public shares, or (iii) execute agreements to purchase such public shares from such investors or enter into non-redemption agreements in the future. In the event that the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates purchase public shares in situations in which the tender offer rules restrictions on purchases would apply, they (a) would purchase the public shares at a price no higher than the price offered through the Company’s redemption process (i.e., approximately $10.21 per share based on Trust Account figures as of September 30, 2022; (b) would represent in writing that such public shares will not be voted in favor of approving a Business Combination; and (c) would waive in writing any redemption rights with respect to the public shares so purchased. To the extent any such purchases are made by the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates in situations in which the tender offer rules and restrictions on purchases apply, the Company will disclose in a Current Report on Form 8-K prior to the extraordinary general meeting the following: (i) the number of public shares purchased outside of the redemption offer, along with the purchase price(s) for such public shares; (ii) the purpose of any such purchases; (iii) the impact, if any, of the purchases on the likelihood that the Business Combination will be approved; (iv) the identities of the Company securityholders who sold to the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., 5% security holders) who sold such public shares; and (v) the number of ordinary shares for which the Company has received redemption requests pursuant to its redemption offer. The purpose of such share purchases and other transactions would be to increase the likelihood of (x) satisfaction of a minimum cash condition in connection with a Business Combination, (y) otherwise limiting the number of public shares electing to redeem and (z) the Company’s net tangible assets (as determined in accordance with Rule 3a51(g)(1) of the Exchange Act) being at least $5,000,001. A purchase of warrants by the Sponsor or its or the Company’s respective directors, officers, advisors or respective affiliates may have the effect of increasing share ownership of the target company on a fully diluted basis. If such transactions are affected, the consequence could be to cause the Business Combination to be consummated in circumstances where such consummation could not otherwise occur. Consistent with SEC guidance, purchases of shares by the persons described above would not be permitted to be voted for the Business Combination at the extraordinary general meeting and could decrease the chances that the Business Combination would be approved. In addition, if such purchases are made, the public “float” of the Company’s securities and the number of beneficial holders of its securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of its securities on a national securities exchange.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The Company will have until January 30, 2023 (the “Combination Period”), to complete the Business Combination. On January 21, 2022, the shareholders of the Company voted to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the Combination Period to July 13, 2022, from January 30, 2022. On January 21, 2022, in connection with the extension of the business combination period, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with such redemptions. On July 12, 2022, the shareholders of the Company voted to amend the Company’s Second Amended and Restated Memorandum and Articles of Association to extend the Combination Period to October 13, 2022, and in connection therewith, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with such redemptions. On October 11, 2022, the shareholders of the Company voted to amend the Company’s Third Amended and Restated Memorandum and Articles of Association to extend the Combination Period to January 30, 2023, and in connection therewith, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 1,202,070 Class A Ordinary Shares. As a result, $12,324,919 was paid out of the Trust Account in connection with such redemptions. If the Company has not completed a Business Combination within the Combination Period (as it may be extended), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period (as it may be extended).

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Going Concern

As of September 30, 2022, the Company had no cash in its operating bank accounts, $40,293,597 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $18,720,557.

The Company intends to complete a Business Combination by January 30, 2023 (or, as such date may be extended, such extended date). However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of September 30, 2022, has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 30, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2022, should the Company be required to liquidate after January 30, 2023. The Company intends to complete its Business Combination before January 30, 2023.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Marketable Securities Held in Trust Account

At September 30, 2022, all of the assets held in the Trust Account were held in cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in cash and money market funds which were invested primarily in U.S. Treasury securities. All of the Company’s investments that were held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Warrant Liability

The Company accounts for the public warrants and the private placement warrants (collectively, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Private Placement Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. As of September 30, 2022 due to market conditions the Company is using the price of the Public Warrants to value the Private Warrants.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The PIPE Derivative is comprised of the Additional PIPE Incentive Shares (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

On January 13, 2022, contingent upon the Company’s shareholders’ approval of the extension of the business combination period, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned, which amounts were to be deposited into the Trust Account. For the three and nine months ended September 30, 2022, the Company contributed an aggregate of $221,190 and $1,451,532 to the Trust Account, respectively. On June 30, 2022, the Sponsor and the Company agreed to, among other things, increase the aggregate principal amount available under such loan from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved at an extraordinary general meeting on July 12, 2022. On August 28, 2022, the Company and the Sponsor agreed to, among other things, increase the aggregate principal amount available under such loan from $2,000,000 to $2,125,000, contingent upon the approval by the Company’s shareholders of the extension of the date by which the Company must consummate an initial business combination to January 30, 2023, which proposal was approved in October 2022. Monthly deposits into the Trust Account following the October 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

In connection with the extension of the business combination period in January 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with such redemptions. In connection with the extension of the business combination period in July 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with such redemptions. In connection with the extension of the business combination period in October 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 1,202,070 Class A Ordinary Shares. As a result, $12,349,642 was paid out of the Trust Account in connection with such redemptions.

At September 30, 2022, and December 31, 2021, the Class A Ordinary Shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,270,000)
Class A ordinary shares issuance costs	(12,737,837)
Plus:
Accretion of carrying value to redemption value	24,007,837
Class A ordinary shares subject to possible redemption, December 31, 2021	$230,000,000

Less:
Redemption of Class A Ordinary Shares	(191,429,316)
Add:
Accretion of carrying value to redemption value	1,722,913
Class A ordinary shares subject to possible redemption, September 30, 2022	$40,293,597

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(3,772,620)	$(4,863,938)	$17,830,609	4,457,652	$257,377	$182,870	$7,776,990	1,944,248
Denominator:
Basic and diluted weighted average shares outstanding	4,459,878	5,750,000	23,000,000	5,750,000	8,092,696	5,750,000	23,000,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$(0.85)	$(0.85)	$0.78	0.78	$0.03	$0.03	$0.34	0.34

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature except derivative liabilities (see Note 9).

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Working Capital Facility

On August 12, 2020, the Company entered into a working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited (“ASIA-IO”), an affiliate of the Company, in the aggregate amount of $1,500,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a Business Combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a Business Combination. In return, the Company deposited $900,000 into an account held by ASIA-IO, from which the Company may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a Business Combination or dissolution of the Company, shall be returned to the Company. As of September 30, 2022, and December 31, 2021, the Company had $1,051,499 and $527,756, respectively, borrowings under the working capital facility.

Administrative Services Agreement

The Company entered into an agreement, commencing on July 28, 2020, to pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which such fee is included in accrued liabilities as of September 30, 2022, on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services. As of September 30, 2022, and December 31, 2021 the Company had accrued fees in the amount of $180,000 and $90,000, respectively.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

On January 13, 2022, in connection with the Company’s extension of the date by which it must complete an initial business combination, the Sponsor agreed to contribute to the Company as a loan (as amended and restated on June 30, 2022, and August 28, 2022, the “Sponsor Loan”) $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date by which ACE must complete an initial business combination and the consummation of the Tempo Business Combination. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. On June 30, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved by special resolution at an extraordinary general meeting on July 12, 2022. On August 28, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $2,000,000 to $2,125,000, contingent upon the approval by ACE’s shareholders of the extension of the date by which ACE must consummate an initial business combination to January 30, 2023, which extension was approved in October 2022. For the three and nine months ended September 30, 2022, the Company contributed $221,190 and $1,451,532 to the Trust Account, respectively. Monthly deposits into the Trust Account following the October 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

As of September 30, 2022, and December 31, 2021, the Company had $1,500,000 and $0 borrowings under the Sponsor Loan, respectively. Management has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 1,250% higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the condensed consolidated statements of operations.

As of September 30, 2022, and December 31, 2021, members of the Sponsor, the Company’s management and certain other related parties advanced the Company an aggregate of $427,857 and $0, respectively, for expenses related to operations and completing a Business Combination. The amounts loaned are non-interest bearing and due to be repaid upon the consummation of a Business Combination.

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On March 16, 2022, Cantor Fitzgerald & Co. agreed that the deferred fee may be paid in shares of common stock of Domesticated ACE, subject to certain terms and conditions.

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

Business Combination Agreement

On October 13, 2021, the Company entered into an Agreement and Plan of Merger (as amended and restated on August 12, 2022, and as amended on September 7, 2022, and September 23, 2022, the “Merger Agreement”) with Tempo Automation, Inc., a Delaware corporation (“Tempo”), and Merger Sub.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

As a result of and upon the Closing, among other things, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the Closing, and, together with shares of Tempo common stock reserved in respect of Tempo options outstanding as of immediately prior to the Closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of any earnout shares, if and to the extent earned, and in the case of the Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) $235,000,000 (the “Base Purchase Price”) by (ii) $10.00. On September 7, 2022, ACE and Tempo entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, to increase the Base Purchase Price from $235,000,000 to $257,927,013. On September 23, 2022, ACE and Tempo entered into the Second Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, that all awards of Tempo RSUs that are outstanding at the closing of the Tempo Business Combination will, at the effective time of the Tempo Business Combination, be converted into (a) Domesticated ACE RSUs and (b) the right to receive a number of earnout shares.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

An additional 550,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by certain third-party investors (“Third Party PIPE Investors”) and certain related parties of the Sponsor (collectively with the Third Party PIPE Investors, the “PIPE Investors”), for a total aggregate purchase price of up to $5.5 million (the “PIPE Investment”). In addition, the Company originally agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. The latter subscription was terminated in July 2022; as a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass AC Holdings, Inc. (“Compass”), Whizz Systems, Inc. (“Whizz”) or any of their respective affiliates or subsidiaries, OCM Tempo Holdings, LLC (“OCM”) will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination. On September 4, 2022, Tempo, ACE, OCM and Oaktree Capital Management, L.P. (“Oaktree”) agreed to reduce such termination fee to 0.6% of the aggregate principal amount of the subscribed notes (approximately $1.1 million) if the closing of the Tempo Business Combination occurs on or before October 15, 2022 (the “Specified Fee Date”), to be paid on the earlier of (i) six months after the closing of the Tempo Business Combination and (ii) the date on which either ACE or Tempo commence bankruptcy proceedings. In addition to the reduced termination fee, ACE and Tempo are required to pay approximately $1.2 million in fees and expenses to OCM on the earlier of (x) immediately following the closing of the Tempo Business Combination and (y) the Outside Business Combination Date (as defined below). The reduced termination fee and all other fees and expenses owed to OCM under such agreement will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. If the Tempo Business Combination has not been consummated prior to the Specified Fee Date, on the earliest of (I) the date on which the Merger Agreement is terminated, (II) the date on which either ACE or Tempo commence bankruptcy proceedings and (III) June 15, 2023 (the earliest date, the “Outside Business Combination Date”), ACE and Tempo will pay OCM the full 3.5% termination fee and all of its accrued and unpaid fees and expenses. To the extent the termination fee and accrued and unpaid fees and expenses are not paid on or prior to June 15, 2023, the unpaid portion of the termination fee (together with all other unpaid fees and expenses) will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. On October 11, 2022, Tempo, ACE, OCM and Oaktree entered into a letter agreement pursuant to which the Specified Fee Date was amended to November 15, 2022. Additionally, in March 2022, ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing, which agreement was terminated in July 2022.

On July 1, 2022, ACE and Tempo entered into that certain First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”), pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $658,434,783 to $488,375,000, (ii) increase the number of earnout shares issuable to eligible Tempo equity holders (the “Tempo Earnout Shares”) from 7,500,000 to 10,000,000, which will vest in two equal tranches of 5,000,000 shares based on Domesticated ACE reaching $10.0 million in EBITDA and $50.0 million in revenue in any quarter during the five-year period following the closing date of the Tempo Business Combination, (iii) remove certain covenants and other obligations of the parties relating to the employee stock purchase plan contemplated by the Merger Agreement and (iv) extend the outside date of the Merger Agreement to November 13, 2022.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On August 12, 2022, ACE, Merger Sub and Tempo entered into the Merger Agreement, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $488,375,000 to $235,000,000, (ii) reduce the number of Tempo Earnout Shares from 10,000,000 to 7,000,000, which will vest in two equal tranches of 3,500,000 shares based on Domesticated ACE reaching $5.0 million in Adjusted EBITDA (as defined in the Merger Agreement) and $15.0 million in revenue in any quarter during the five-year period following the closing date, (iii) remove terms relating to the proposed acquisitions by Tempo of each of Whizz and Compass, (iv) reduce the minimum cash condition from $320.0 million to $10.0 million and (v) extend the outside date of the Merger Agreement to December 13, 2022. Pursuant to the Merger Agreement, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the closing, and, together with shares of Tempo common stock reserved in respect of Tempo options as of immediately prior to the closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) $10.00, including, as applicable, a number of Tempo Earnout Shares. On September 7, 2022, ACE and Tempo entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, to increase the Base Purchase Price from $235,000,000 to $257,927,013. On September 23, 2022, ACE and Tempo entered into the Second Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, that all awards of Tempo RSUs that are outstanding at the closing of the Tempo Business Combination will, at the effective time of the Tempo Business Combination, be converted into (a) Domesticated ACE RSUs and (b) the right to receive a number of Tempo Earnout Shares.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On September 7, 2022, ACE entered into Third Amended and Restated Subscription Agreements (the “Third A&R PIPE Subscription Agreements”) with each of the PIPE Investors, which amend and restate the applicable Second A&R Subscription Agreements in their entirety. One of the Third Party PIPE Investors who entered into a Second A&R Subscription Agreement did not enter into a Third A&R PIPE Subscription Agreement and terminated its Second A&R Subscription Agreement on September 7, 2022. Pursuant to the Third A&R PIPE Subscription Agreements, ACE has agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock (the “Measurement Period VWAP”) during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by such PIPE Investors (the “PIPE Resale Registration Statement”) is declared effective is less than $10.00 per share. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor through the date that is 30 days after the effective date of the PIPE Resale Registration Statement (the “Measurement Date”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP (as defined therein) and (B) the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $4.00 (the “Price Floor Value”), the Adjustment Period VWAP shall be deemed to be the Price Floor Value.

ACE has also agreed to issue up to 500,000 additional shares of Domesticated ACE common stock to each such PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each such PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 500,000 additional shares of Domesticated ACE common stock, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the 30 calendar day period ending on the date that is 15 months following the closing of the subscriptions (such 30 calendar day period, the “Additional Period”), times (y) the Adjustment Period VWAP, minus the average of the volume weighted average price of a share of Domesticated ACE common stock determined for each of the trading days during the Additional Period (the “Additional Period VWAP”), minus (B) the number of PIPE Incentive Shares (as defined below), times the Additional Period VWAP, divided by (ii) the Additional Period VWAP.

Additionally, ACE has agreed to issue up to 2,000,000 additional shares (the “PIPE Incentive Shares”) to such PIPE Investors on a pro rata basis with respect to each PIPE Investor’s subscription amount as an incentive to subscribe for and purchase the shares under the Third A&R PIPE Subscription Agreements.

Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

On August 12, 2022, the parties to the SSA Amendment entered into a Second Amendment to Sponsor Support Agreement (the “Second SSA Amendment”), pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third A&R PIPE Subscription Agreements. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally. On September 7, 2022, the parties to the Sponsor Support Agreement entered into a Third Amendment to Sponsor Support Agreement, pursuant to which the parties agreed to increase the number of shares issued in the aggregate in the SSA Exchange from 3,095,000 to 3,595,000, and to increase the number of Sponsor Earnout Shares from 500,000 to 1,000,000.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On March 16, 2022, ACE entered into a common stock purchase agreement (the “Cantor Purchase Agreement”) with Tempo and CF Principal Investments LLC (“CFPI”), pursuant to which Domesticated ACE would have the right from time to time at its option following closing of the Tempo Business Combination to sell to CFPI up to $100.0 million of Domesticated ACE common stock subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement (the “Cantor Facility”). In connection with ACE’s entry into the Cantor Purchase Agreement, on March 16, 2022, ACE and CFPI entered into a registration rights agreement (the “Cantor Registration Rights Agreement”), pursuant to which Domesticated ACE agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock sold to CFPI under the Cantor Facility. On September 23, 2022, ACE, Tempo and CFPI entered into a termination agreement, pursuant to which the parties mutually agreed to terminate the Cantor Purchase Agreement and the Cantor Registration Rights Agreement in their entirety.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On September 4, 2022, Tempo, ACE, OCM and Oaktree agreed to reduce such termination fee to 0.6% of the aggregate principal amount of the subscribed notes (approximately $1.1 million) if the closing of the Tempo Business Combination occurred on or before October 15, 2022 (the “Specified Fee Date”), to be paid on the earlier of (i) six months after the closing of the Tempo Business Combination and (ii) the date on which either ACE or Tempo commence bankruptcy proceedings. In addition to the reduced termination fee, ACE and Tempo are required to pay approximately $1.2 million in fees and expenses to OCM on the earlier of (x) immediately following the closing of the Tempo Business Combination and (y) the Outside Business Combination Date (as defined below). The reduced termination fee and all other fees and expenses owed to OCM under such agreement will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. If the Tempo Business Combination has not been consummated prior to the Specified Fee Date, on the earliest of (I) the date on which the Merger Agreement is terminated, (II) the date on which either ACE or Tempo commence bankruptcy proceedings and (III) June 15, 2023 (the earliest date, the “Outside Business Combination Date”), ACE and Tempo will pay OCM the full 3.5% termination fee and all of its accrued and unpaid fees and expenses. To the extent the termination fee and accrued and unpaid fees and expenses are not paid on or prior to June 15, 2023, the unpaid portion of the termination fee (together with all other unpaid fees and expenses) will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. On October 11, 2022, Tempo, ACE, OCM and Oaktree entered into a letter agreement pursuant to which the Specified Fee Date was amended to November 15, 2022. The Company has accrued and reflected the full termination fee and reimbursement of fees in its condensed consolidated balance sheets and condensed consolidated statements of operations.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2022, there were 3,945,298 Class A Ordinary Shares issued and outstanding and at December 31, 2021, there were 23,000,000 Class A Ordinary Shares issued and outstanding, which are presented as temporary equity.

In connection with the extension of the date by which the Company must complete an initial business combination in January 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 14,797,723 Class A Ordinary Shares. As a result, $148,079,821 was paid out of the Trust Account in connection with the redemptions. In connection with the extension of the date by which the Company must complete an initial business combination in July 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 4,256,979 Class A Ordinary Shares. As a result, $43,349,494 was paid out of the Trust Account in connection with the redemptions. In connection with the extension of the date by which the Company must complete an initial business combination in October 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 1,202,070 Class A Ordinary Shares. As a result, $12,349,642 was paid out of the Trust Account in connection with the redemptions.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022, and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 8 — WARRANTS

As of September 30, 2022, the Company had 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

As of September 30, 2022, the Company had 6,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $40,293,597 in cash. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account. At December 31, 2021, assets held in the Trust Account were comprised of $598 in cash and $230,157,661 in money market funds.

In October 2022, public shareholders redeemed 1,202,070 public shares in connection with the shareholder vote to approve the extension of the date by which ACE must complete an initial business combination to January 30, 2023. As a result, approximately $12,349,642 was paid out of the trust account in connection with such redemptions.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Markets	September 30,	Markets	December 31,
Description	(level)	2022	(level)	2021
Assets:
Cash and Marketable Securities held in Trust Account	1	$40,293,597	1	$230,158,259

Liabilities:
PIPE derivative liability- PIPE Incentive Shares	3	$19,905,700	—	$—
Warrant Liability – Public Warrants	1	$1,150,000	1	$7,820,000
Warrant Liability – Private Placement	2	$660,000	3	$4,946,082

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

At September 30, 2022, the Company valued the Private Placement Warrants using the value of the Public Warrants. The Public Warrants are priced using the active observable market quote. At September 30, 2022, the primary difference between the Private Placement Warrants and the Public Warrants of ACE is a redemption feature that caps the upside of the Public Warrants at $18.00 per share. As it is unlikely the value of the underlying security will exceed this threshold, it was determined that it would be reasonable to use the closing price of the Public Warrants as the value of the Private Placement Warrants as of the measurement date of September 30, 2022.

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

SEPTEMBER 30, 2022

(UNAUDITED)

The key inputs in the modified Black Scholes model for the Private Placement Warrants were as follows at December 31, 2021:

December 31,
Input:	2021
Risk-free interest rate	1.26%
Expected term (years)	5.28
Expected volatility	18.8%
Exercise price	$11.50
Stock Price	$9.96

The following tables present the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2022 and 2021:

Private
Placement
Fair value as of January 1, 2022	$4,946,082
Change in fair value	(295,793)
Fair value as of March 31, 2022	4,650,289
Change in fair value	(4,122,289)
Fair value as of June 30, 2022	528,000
Change in fair value	132,000
Transfer to Level 2	(660,000)
Fair value as of September 30, 2022	$—

Private
Placement
Fair value as of January 1, 2021	$9,504,000
Change in fair value	3,871,560
Fair value as of March 31, 2021	13,375,560
Change in fair value	(115,675)
Fair value as of June 30, 2021	13,259,885
Change in fair value	(9,104,121)
Fair value as of September 30, 2021	$4,155,764

During the three and nine months ended September 30, 2022 and 2021 $660,000 was transferred from Level 3 to Level 2.

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and presented within current liabilities on the condensed consolidated balance sheet as of September 30, 2022. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the condensed statements of operations.

The Additional PIPE Incentive Shares were initially and as of September 30, 2022 and September 7, 2022 (initial measurement), valued using a discounted cash flows model which is considered to be a Level 3 fair value measurement. A key assumption in this model and valuation is the certainty of the closing of the Business Combination. Present value factors were determined using November 22, 2022 as the estimated date of closing of the Business Combination.

ACE CONVERGENCE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The key inputs into the Discounted Cash Flows Model for the PIPE Derivative Liability were as follows:

	As of	As of
	September 30,	September 7,
	2022	2022
Incentive shares	2,000,000	2,000,000
Per share subscription price	$10.00	$10.00
Discount period	0.210	0.150
Present value factor	0.994	0.995

The following table presents the changes in the fair value of the PIPE Derivative Liability:

PIPE Derivative
Liability
Fair value as of September 7, 2022	$19,878,900
Change in fair value	26,800
Fair value as of September 30, 2022	$19,905,700

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than as described below.

On November 1, 2022, the proxy statement/prospectus was declared effective and on November 2, 2022, the Company commenced with mailing the proxy materials to the Company’s shareholders ahead of the extraordinary general meeting of the Company’s shareholders expected to be held on November 17, 2022.

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

On October 13, 2021, we entered into the Original Merger Agreement with Tempo and Merger Sub, which was amended and restated on August 12, 2022, and amended on September 7, 2022, and September 23, 2022. Pursuant to the Tempo Business Combination contemplated by the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Tempo, with Tempo surviving the merger as a wholly owned subsidiary of the Company. Prior to the closing of the Tempo Business Combination, the Company shall domesticate as a Delaware corporation and shall be renamed “Tempo Automation Holdings, Inc.”

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

On August 12, 2022, ACE, Merger Sub and Tempo entered into the Merger Agreement, pursuant to which the parties agreed, among other things, to (i) reduce the Base Purchase Price from $488,375,000 to $235,000,000, (ii) reduce the number of Tempo Earnout Shares from 10,000,000 to 7,000,000, which will vest in two equal tranches of 3,500,000 shares based on Domesticated ACE reaching $5.0 million in Adjusted EBITDA (as defined in the Merger Agreement) and $15.0 million in revenue in any quarter during the five-year period following the closing date, (iii) remove terms relating to the proposed acquisitions by Tempo of each of Whizz and Compass, (iv) reduce the minimum cash condition from $320.0 million to $10.0 million and (v) extend the outside date of the Merger Agreement to December 13, 2022. Pursuant to the Merger Agreement, all outstanding shares of Tempo common stock (after giving effect to the Company Preferred Conversion (as defined in the Merger Agreement)) as of immediately prior to the closing, and, together with shares of Tempo common stock reserved in respect of Tempo options as of immediately prior to the closing that will be converted into awards based on Domesticated ACE common stock, will be cancelled in exchange for the right to receive, or the reservation of (in the case of Tempo options, if and to the extent earned and subject to their respective terms), an aggregate of approximately 23,500,000 shares of Domesticated ACE common stock (at a deemed value of $10.00 per share) equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) $10.00, including, as applicable, a number of Tempo Earnout Shares. On September 7, 2022, ACE and Tempo entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, to increase the Base Purchase Price from $235,000,000 to $257,927,013. On September 23, 2022, ACE and Tempo entered into the Second Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, that all awards of Tempo RSUs that are outstanding at the closing of the Tempo Business Combination will, at the effective time of the Tempo Business Combination, be converted into (a) Domesticated ACE RSUs and (b) the right to receive a number of Tempo Earnout Shares.

An additional 550,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by the PIPE Investors, for a total aggregate purchase price of up to $38.0 million. In addition, the Company originally agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by the PIPE Investors is declared effective is less than $10.00 per share (which registration statement the Company has agreed to file pursuant to the subscription agreements entered into in connection with the PIPE Investment). Certain PIPE Investors originally subscribed for $25.0 million of ACE’s 12.0% convertible senior notes due 2025, but such subscription was terminated in January 2022 in connection with the subscription by certain parties for $200.0 million of 15.5% convertible notes. The latter subscription was terminated in July 2022; as a result of such termination, if ACE consummates an initial business combination with or among Tempo, Compass, Whizz or any of their respective affiliates or subsidiaries, OCM will be entitled to a termination fee of 3.5% of the aggregate principal amount of the subscribed notes (approximately $7.0 million), to be paid by ACE immediately following and as a condition subsequent to the closing of such initial business combination. On September 4, 2022, Tempo, ACE, OCM and Oaktree Capital Management, L.P. (“Oaktree”) agreed to reduce such termination fee to 0.6% of the aggregate principal amount of the subscribed notes (approximately $1.1 million) if the closing of the Tempo Business Combination occurs on or before October 15, 2022 (the “Specified Fee Date”), to be paid on the earlier of (i) six months after the closing of the Tempo Business Combination and (ii) the date on which either ACE or Tempo commence bankruptcy proceedings. In addition to the reduced termination fee, ACE and Tempo are required to pay approximately $1.2 million in fees and expenses to OCM on the earlier of (x) immediately following the closing of the Tempo Business Combination and (y) the Outside Business Combination Date (as defined below). The reduced termination fee and all other fees and expenses owed to OCM under such agreement will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. If the Tempo Business Combination has not been consummated prior to the Specified Fee Date, on the earliest of (I) the date on which the Merger Agreement is terminated, (II) the date on which either ACE or Tempo commence bankruptcy proceedings and (III) June 15, 2023 (the earliest date, the “Outside Business Combination Date”), ACE and Tempo will pay OCM the full 3.5% termination fee and all of its accrued and unpaid fees and expenses. To the extent the termination fee and accrued and unpaid fees and expenses are not paid on or prior to June 15, 2023, the unpaid portion of the termination fee (together with all other unpaid fees and expenses) will accrue interest at a rate of 20% per year, compounding monthly, starting on October 15, 2022. On October 11, 2022, Tempo, ACE, OCM and Oaktree entered into a letter agreement pursuant to which the Specified Fee Date was amended to November 15, 2022. Additionally, in March 2022, a ACE SO3 SPV Limited agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million in connection with the Closing, which agreement was terminated in July 2022.

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

On September 7, 2022, ACE entered into Third Amended and Restated Subscription Agreements (the “Third A&R PIPE Subscription Agreements”) with each of the PIPE Investors, which amend and restate the applicable Second A&R Subscription Agreements in their entirety. One of the Third Party PIPE Investors who entered into a Second A&R Subscription Agreement did not enter into a Third A&R PIPE Subscription Agreement and terminated its Second A&R Subscription Agreement on September 7, 2022. Pursuant to the Third A&R PIPE Subscription Agreements, ACE has agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock (the “Measurement Period VWAP”) during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by such PIPE Investors (the “PIPE Resale Registration Statement”) is declared effective is less than $10.00 per share. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor through the date that is 30 days after the effective date of the PIPE Resale Registration Statement (the “Measurement Date”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP (as defined therein) and (B) the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $4.00 (the “Price Floor Value”), the Adjustment Period VWAP shall be deemed to be the Price Floor Value.

ACE has also agreed to issue up to 500,000 additional shares of Domesticated ACE common stock to each such PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each such PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 500,000 additional shares of Domesticated ACE common stock, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the 30 calendar day period ending on the date that is 15 months following the closing of the subscriptions (such 30 calendar day period, the “Additional Period”), times (y) the Adjustment Period VWAP, minus the average of the volume weighted average price of a share of Domesticated ACE common stock determined for each of the trading days during the Additional Period (the “Additional Period VWAP”), minus (B) the number of PIPE Incentive Shares (as defined below), times the Additional Period VWAP, divided by (ii) the Additional Period VWAP.

Additionally, ACE has agreed to issue up to 2,000,000 additional shares (the “PIPE Incentive Shares”) to such PIPE Investors on a pro rata basis with respect to each PIPE Investor’s subscription amount as an incentive to subscribe for and purchase the shares under the Third A&R PIPE Subscription Agreements.

Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

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

On August 12, 2022, the parties to the SSA Amendment entered into the Second SSA Amendment, pursuant to which the SSA Exchange was amended such that the Earnout Sponsors agreed, immediately prior to the Domestication, to contribute, transfer, assign, convey and deliver to ACE an aggregate of 5,595,000 founder shares in exchange for an aggregate of 3,095,000 Class A Ordinary Shares. Pursuant to the Second SSA Amendment, the Earnout Sponsors also agreed to reduce the number of Sponsor Earnout Shares to 500,000. On the earlier of (i) the date which is fifteen (15) months following the closing of the Tempo Business Combination and (ii) immediately prior to the closing of a strategic transaction, the Sponsor Earnout Shares will vest in an amount equal to (A) the number of Sponsor Earnout Shares, less (B) the number of Additional Period Shares (as defined therein), if any, issuable in the aggregate under the Third A&R PIPE Subscription Agreements. In the event of a strategic transaction, the holders of any vested Sponsor Earnout Shares will be eligible to participate in such strategic transaction with respect to such Sponsor Earnout Shares on the same terms, and subject to the same conditions, as the other holders of shares of Domesticated ACE common stock generally. On September 7, 2022, the parties to the Sponsor Support Agreement entered into a Third Amendment to Sponsor Support Agreement, pursuant to which the parties agreed to increase the number of shares issued in the aggregate in the SSA Exchange from 3,095,000 to 3,595,000, and to increase the number of Sponsor Earnout Shares from 500,000 to 1,000,000.

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

On March 16, 2022, ACE entered into a common stock purchase agreement (the “Cantor Purchase Agreement”) with Tempo and CF Principal Investments LLC (“CFPI”), pursuant to which Domesticated ACE would have the right from time to time at its option following closing of the Tempo Business Combination to sell to CFPI up to $100.0 million of Domesticated ACE common stock subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement (the “Cantor Facility”). In connection with ACE’s entry into the Cantor Purchase Agreement, on March 16, 2022, ACE and CFPI entered into a registration rights agreement (the “Cantor Registration Rights Agreement”), pursuant to which Domesticated ACE agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Domesticated ACE common stock sold to CFPI under the Cantor Facility. On September 23, 2022, ACE, Tempo and CFPI entered into a termination agreement, pursuant to which the parties mutually agreed to terminate the Cantor Purchase Agreement and the Cantor Registration Rights Agreement in their entirety.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Prior to holding all funds in the Trust Account in cash, we generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $8,636,558, which consists of termination fees and expenses of $7,353,469, operating costs of $894,289, change in fair value of warrant liability of $362,000 and change in fair value of PIPE liability of $26,800.

For the nine months ended September 30, 2022, we had a net income of $440,247, which consists of the change in fair value of warrant liability of $10,956,082 and interest earned on investment held in the Trust Account of $113,123, offset by termination fees and expenses of $7,353,469, operating costs of $3,248,689 and change in fair value of PIPE liability of $26,800.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,008,459. Net income of $440,247 was affected by change in the fair value of the warrant liability of $10,956,082 and interest earned on investments of $113,123. Changes in operating assets and liabilities provided $9,593,699 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,085,784. Net income of $9,721,238 was offset by change in the fair value of the warrant liability of $14,433,236 and interest earned on investments of $61,010. Changes in operating assets and liabilities provided $3,687,224 of cash from operating activities.

As of September 30, 2022, we had $40,293,597 in cash held in the Trust Account. In connection with the extension of the date by which the Company must complete an initial business combination in October 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 1,202,070 Class A Ordinary Shares. As a result, $12,349,642 was paid out of the Trust Account in connection with the redemptions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had no cash held outside of the Trust Account. We intend to use any funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On August 12, 2020, we entered into the Working Capital Facility with ASIA-IO in the net amount of $900,000. The funds from the Working Capital Facility shall be utilized to finance transaction costs in connection with a business combination. The Working Capital Facility is non-interest bearing, non-convertible and due to be repaid upon the consummation of a business combination. In return, we deposited $900,000 into an account held by ASIA-IO, from which we may make fund withdrawals for up to $1,500,000. Any outstanding amounts deposited with ASIA-IO upon the completion of a business combination or dissolution of the Company, shall be returned to us. As of September 30, 2022, and December 31, 2021, the Company had $1,051,499 and $527,756 borrowings under the Working Capital Facility, respectively.

On January 13, 2022, in connection with the Company’s extension of the date by which it must complete an initial business combination, the Sponsor agreed to contribute to the Company as a loan $0.03 for each Class A Ordinary Share of the Company that was not redeemed in connection with the shareholder vote to approve such extension, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve the Tempo Business Combination and (ii) $1.5 million has been loaned. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable by ACE to the Sponsor upon the earlier of the date by which ACE must complete an initial business combination and the consummation of the Tempo Business Combination. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by ACE, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. On June 30, 2022, ACE and the Sponsor amended and restated the Sponsor Loan in its entirety to, among other things, increase the aggregate principal amount available thereunder from $1,500,000 to $2,000,000, contingent upon the approval by the Company’s shareholders of the proposal to extend the date by which the Company must complete an initial business combination to October 13, 2022, which proposal was approved by special resolution at an extraordinary general meeting on July 12, 2022. For the three and nine months ended September 30, 2022, the Company contributed $221,190 and $1,451,532 to the Trust Account, respectively. On August 28, 2022, the Company and the Sponsor agreed to, among other things, increase the aggregate principal amount available under such loan from $2,000,000 to $2,125,000, contingent upon the approval by the Company’s shareholders of the extension of the date by which the Company must consummate an initial business combination to January 30, 2023, which proposal was approved in October 2022. Monthly deposits into the Trust Account following the October 2022 redemptions are based on the number of Class A Ordinary Shares still outstanding following such redemptions.

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

Going Concern

As of September 30, 2022, the Company had no cash in its operating bank accounts, $40,293,597 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $18,720,557. In connection with the extension of the date by which the Company must complete an initial business combination in October 2022, shareholders of Class A Ordinary Shares elected to redeem an aggregate of 1,202,070 Class A Ordinary Shares. As a result, $12,349,642 was paid out of the Trust Account in connection with the redemptions.

The Company intends to complete a Business Combination by January 30, 2023 (or, as such date may be extended, such extended date). However, in the absence of a completed Business Combination, the Company will require additional capital. The Company as of September 30, 2022, has no cash held outside of trust and will require further capital contribution from the Sponsor, management, or related parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We have until January 30, 2023 (as such date may be extended), to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 30, 2023. The Company intends to complete its Business Combination before January 30, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have an agreement to pay the underwriters a deferred fee of $8,050,000, which will become payable to them from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On March 16, 2022, Cantor Fitzgerald & Co. agreed that the deferred fee may be paid in shares of common stock of Domesticated ACE, subject to certain terms and conditions.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. As of September 30, 2022 due to market conditions the Company is using the price of the Public Warrants to value the Private Warrants.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The PIPE Derivative is comprised of the Additional Shares (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(1)	550,000 shares of Domesticated ACE common stock will be purchased (at a price of $10.00 per share) at the Closing by the PIPE Investors, for a total aggregate purchase price of up to $5.5 million. On September 7, 2022, ACE entered into Third Amended and Restated Subscription Agreements (the “Third A&R PIPE Subscription Agreements”) with each of the PIPE Investors, which amend and restate the applicable Second A&R Subscription Agreements in their entirety. One of the Third Party PIPE Investors who entered into a Second A&R Subscription Agreement did not enter into a Third A&R PIPE Subscription Agreement and terminated its Second A&R Subscription Agreement on September 7, 2022. Pursuant to the Third A&R PIPE Subscription Agreements, ACE has agreed to issue additional shares of Domesticated ACE common stock to each PIPE Investor in the event that the volume weighted average price per share of Domesticated ACE common stock (the “Measurement Period VWAP”) during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Domesticated ACE common stock acquired by such PIPE Investors (the “PIPE Resale Registration Statement”) is declared effective is less than $10.00 per share. In such case, each PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the product of (x) the number of shares of Domesticated ACE common stock issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor through the date that is 30 days after the effective date of the PIPE Resale Registration Statement (the “Measurement Date”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP (as defined therein) and (B) the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $4.00 (the “Price Floor Value”), the Adjustment Period VWAP shall be deemed to be the Price Floor Value. ACE has also agreed to issue up to 500,000 additional shares of Domesticated ACE common stock to each such PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each such PIPE Investor will be entitled to receive a number of shares of Domesticated ACE common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 500,000 additional shares of Domesticated ACE common stock, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the 30 calendar day period ending on the date that is 15 months following the closing of the subscriptions (such 30 calendar day period, the “Additional Period”), times (y) the Adjustment Period VWAP, minus the average of the volume weighted average price of a share of Domesticated ACE common stock determined for each of the trading days during the Additional Period (the “Additional Period VWAP”), minus (B) the number of PIPE Incentive Shares (as defined below), times the Additional Period VWAP, divided by (ii) the Additional Period VWAP. Additionally, ACE has agreed to issue up to 2,000,000 additional shares (the “PIPE Incentive Shares”) to such PIPE Investors on a pro rata basis with respect to each PIPE Investor’s subscription amount as an incentive to subscribe for and purchase the shares under the Third A&R PIPE Subscription Agreements.

Notwithstanding the foregoing, in the event that Domesticated ACE consummates a strategic transaction during the 15-month period beginning on the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Domesticated ACE common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Domesticated ACE, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

The shares of Domesticated ACE common stock to be issued in connection with the Third A&R PIPE Subscription Agreements will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

The proceeds of the PIPE Investment, together with the amounts remaining in ACE’s trust account as of immediately following the effective time of the Tempo Business Combination, will be retained by Domesticated ACE following the Closing, and are expected to be used for general corporate purposes.

(2)	On September 7, 2022, the parties to the Sponsor Support Agreement entered into a Third Amendment to Sponsor Support Agreement, pursuant to which the parties agreed to increase the number of shares issued in the aggregate in the SSA Exchange from 3,095,000 to 3,595,000, and to increase the number of Sponsor Earnout Shares from 500,000 to 1,000,000.

The shares of Domesticated ACE common stock to be issued in connection with the Third Amendment to Sponsor Support Agreement will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. ACE will not receive any proceeds from the issuance of shares of Domesticated ACE common stock pursuant to the SSA Amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+

Amended and Restated Agreement and Plan of Merger, dated as of August 12, 2022, by and among ACE Convergence Acquisition Corp., ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 filed on August 12, 2022)

2.2

First Amendment to the Amended and Restated Agreement and Plan of Merger, dated as of September 7, 2022, by and among the Registrant, ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Annex A-2 to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

2.3

Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated as of September 23, 2022, by and among the Registrant, ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Annex A-3 to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

3.1

Fourth Amended and Restated Memorandum and Articles of Association of ACE Convergence Acquisition Corp. (incorporated by reference to Annex G to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

10.1	Form of Third Amended and Restated Subscription Agreement (incorporated by reference to Annex E to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)
10.2

Amendment to Sponsor Support Agreement, dated as of July 6, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)

10.3

Second Amendment to Sponsor Support Agreement, dated as of August 12, 2022, by and among the Registrant, Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Annex B-3 to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

10.4

Third Amendment to Sponsor Support Agreement, dated as of September 7, 2022, by and among the Registrant, Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Annex B-4 to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

10.5

Letter Agreement, dated as of July 1, 2022, by and among ACE Convergence Acquisition Corp., Tempo Automation, Inc. and ACE SO3 SPV Limited (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 filed on July 5, 2022)

10.6+

Letter Agreement, dated as of September 4, 2022, by and among the Registrant, Tempo Automation, Inc., Oaktree Capital Management, L.P. and OCM Tempo Holdings, LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4 filed on October 18, 2022)

10.7+

Second Amended and Restated Convertible Promissory Note, dated as of August 28, 2022, by and between ACE Convergence Acquisition Corp. and ACE Convergence Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2022)

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

ACE CONVERGENCE ACQUISITION CORP.

Date: November 14, 2022		/s/ Behrooz Abdi
	Name:	Behrooz Abdi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022		/s/ Minyoung Park
	Name:	Minyoung Park
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)