Form 10-K
period 2022-12-31
Tempo Automation Holdings, Inc.
filed 2023-04-18
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39406

Tempo Automation Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	92-1138525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2460 Alameda Street
San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 320-1261

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TMPO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	TMPO.W	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $37.1 million, based on the closing price of the Registrant’s common stock on the Nasdaq Global Select Market of $10.15 per share. Common stock beneficially owned by each executive officers, directors, and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2023 was 27,141,039.

DOCUMENTS INCORPORATED BY REFERENCE

ii

BASIS OF PRESENTATION

On October 13, 2021, the Company (formerly known as ACE Convergence Acquisition Corp.) entered into an Agreement and Plan of Merger with ACE Convergence Subsidiary Corp. (“Merger Sub”) and Tempo Automation, Inc. (“Legacy Tempo”). On August 12, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (as amended on September 7, 2022 and September 23, 2022, the “Merger Agreement”) with Merger Sub and Legacy Tempo, which amended and restated the Original Merger Agreement in its entirety. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Legacy Tempo (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Legacy Tempo surviving the Merger as a wholly owned subsidiary of Tempo, in accordance with the terms and subject to the conditions of the Merger Agreement. On November 22, 2022, we consummated the Business Combination.

As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context requires otherwise, references to “Tempo,” the “Company,” “Registrant,” “we,” “us,” and “our,” and similar references refer to Tempo Automation Holdings, Inc. and its wholly owned subsidiaries following the Business Combination and to Legacy Tempo prior to the consummation of the Business Combination. References to “ACE” refer to ACE Convergence Acquisition Corp. prior to the consummation of the Business Combination.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in this Annual Report titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, business and operating metrics, anticipated growth rate, and market opportunity of Tempo;
●	the ability to maintain the listing of Tempo common stock and Tempo warrants on Nasdaq;
●	our public securities’ potential liquidity and trading;
●	our ability to raise financing in the future;
●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	the impact of the regulatory environment and complexities with compliance related to such environment;
●	the impact of the ongoing COVID-19 pandemic;
●	the success of strategic relationships with third parties;

●	our ability to execute our business strategy;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	our ability to expand or maintain our existing customer base; and
●	other factors detailed under the section titled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

Tempo Automation Holdings, Inc. (the “Company”, or “Tempo”, “us,” “our” or “we”) is a leading software-accelerated electronics manufacturer that aims to transform the product development process for the world’s innovators. We believe that our proprietary software platform redefines the customer journey and accelerates time-to-market. Our profit, growth, and strong margins are unlocked by a differentiated customer experience and software-enabled efficiencies. We anticipate that our growth and data accrual will be accelerated via mergers and acquisitions (“M&As”) that will benefit from our technology in our highly fragmented industry.

Founded in 2013, Tempo is headquartered in San Francisco, California and serves more than 100 customers out of our single manufacturing facility.

We work with companies across industries, including space, semiconductor, aviation and defense, medical device, as well as industrials and e-commerce. Our customers include hardware engineers, engineering program managers, and procurement and supply chain personnel from businesses of a variety of sizes, ranging from Fortune 500 companies to start-ups. The electronics within their products are most often manufactured as Printed Circuit Board Assemblies (“PCBAs”). The PCBA manufacturing process typically takes two inputs: 1) electronic components, and 2) a printed circuit board (“PCB”), which is the substrate that the components are attached to and electrical connections that complete the circuit(s). The assembly process typically consists of attaching the electronic components to the PCB using solder paste, then curing the paste in an oven such that an electrical and mechanical bond is formed. Given the varied requirements of different products, customers typically will design different, custom PCBAs for each of their products.

During the initial phases of product development, up until a product is deemed production ready, customers generally prefer quick turnaround times and the highest quality from their vendors to ensure they are able to meet their timelines. Based on IPC’s 2012 – 2013, 2018, and 2019 Annual Reports and Forecasts for the North American Electronics Manufacturing Services (“EMS”) Industry, the estimated size of this electronics prototyping and on-demand production market in the United States is approximately $290 billion. Most of these electronics have historically been produced by small manufacturers who have been largely ignored by software and therefore struggle to consistently satisfy customer demands manually.

Tempo has developed a technology-enabled manufacturing platform to streamline this electronic product realization process, thereby helping our customers bring new products to market faster. We believe that our platform offers customer benefits that are highly desired by the market and not available from alternative solutions through our:

●	Customer portal, which provides low-friction quoting, ordering, and data ingestion via a secure cloud-based interface. Our customer portal offers analysis, interpretation, and visual rendering of engineering, design, and supply chain data with minimal human involvement, which ultimately allows hardware engineers to reach a manufacturable design quickly and efficiently.
●	Manufacturing support software, which is a continuous, bi-directional digital thread that connects our customers’ designs and data to our smart factory. It is extendable and manageable across multiple sites and locations.

Tempo’s software platform helps companies iterate faster. In the status quo, each of quoting, manufacturability review, procurement, setup, and manufacturing are manual processes. We estimate that, on average, these production process steps collectively take approximately 20 days when executed manually. By contrast, with Tempo’s automated approach, these processes could be completed in approximately five days.

Recent Developments

On March 25, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among us, Optimum Design Associates, Inc., a California corporation (“ODA”), Optimum Design Associates Pty. Ltd., an Australian proprietary company limited by shares (“ODA Australia” and, together with ODA, the “Acquired Companies”), Nick Barbin and Roger Hileman (Mr. Hileman, together with Mr. Barbin, the “Sellers” and each, a “Seller”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, we will acquire from the Sellers (i) all of the issued and outstanding capital stock of ODA (the “ODA Stock” and such acquisition, the “U.S. Sale”) and (ii) all of the issued and outstanding capital stock of ODA Australia (the “ODA Australia Shares” and such acquisition, the “Australia Sale”; the Australia Sale and the U.S. Sale are collectively referred to as the “Acquisitions”). As consideration for the U.S. Sale: (i) on the closing date of the U.S. Sale (the “U.S. Closing Date”), the Company will pay to the Sellers a cash amount equal to approximately $2.8 million (subject to customary adjustments set forth in the Purchase Agreement) plus 50% of the reasonable and documented out-of-pocket expenses incurred by the Acquired Companies in connection with the audit of the audited financial statements required to be delivered by the Acquired Companies prior to such closing (the “U.S. Closing Cash Consideration”); (ii) within five business days of the U.S. Closing Date, the Company will issue to the Sellers an aggregate of 4,400,000 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”); (iii) on the six-month anniversary of the U.S. Closing Date, the Company will pay to the Sellers an additional amount in cash equal to $1.5 million less the aggregate amount of Free Cash Flow Payments (as defined herein) made to the Sellers after the U.S. Closing Date and prior to the six-month anniversary of the U.S. Closing Date (the “Initial Deferred Cash Consideration”); (iv) on the 12-month anniversary of the U.S. Closing Date, the Company will pay to the Sellers an additional amount in cash equal to $2.5 million less the aggregate amount of Free Cash Flow Payments made to the Sellers on or after the six-month anniversary of the U.S. Closing Date and on or prior to the 12-month anniversary of the U.S. Closing Date (the “Remaining Deferred Cash Consideration”); and (v) the Company will agree to pay the Sellers up to $7.5 million of additional consideration (the “Earnout Consideration”) based on the Acquired Companies’ financial performance during the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, which payments may, subject to certain limitations, be made in cash, shares of Common Stock, or a combination thereof at the Company’s election, provided that at least 25% of the Earnout Consideration must be paid in cash. Until the 12-month anniversary of the U.S. Closing Date, as promptly as reasonably practicable following the last day of each calendar month, the Company will transfer, or cause to be transferred, to the Sellers an amount in cash equal to the free cash flow of the Acquired Companies for such completed calendar month (each such payment, a “Free Cash Flow Payment”). In no event may the amount of Free Cash Flow Payments exceed $4,000,000 in the aggregate. As consideration for the Australia Sale, the Company will pay to the Sellers, on the closing date of the Australia Sale (the “Australia Closing Date” and the Australia Closing Date and the U.S. Closing Date, each, a “Closing Date”), an amount in cash equal to $230,000 (subject to certain customary adjustments set forth in the Purchase Agreement). In addition, the Company has agreed to provide specified compensation to certain employees of the Acquired Companies based on the Acquired Companies’ financial performance during the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, provided that such employees remain employed by the Company, the Acquired Companies or their respective subsidiaries through the applicable payment dates.

At the closing of the U.S. Sale, the Company has agreed to enter into (a) a registration rights agreement with the Sellers, pursuant to which, among other things, the Company will grant to the Sellers certain registration rights with respect to certain securities of the Company; (b) an employment agreement with Mr. Barbin pursuant to which, among other things, Mr. Barbin will be appointed as the Vice President of Optimum Design Services until the three-year anniversary of the U.S. Closing Date; (c) non-competition and non-solicitation agreements with each of Mr. Barbin and Mr. Hileman, pursuant to which, among other things, each Seller will agree not to (i) invest in, finance, participate in or become employed by any business that competes with the Company and its subsidiaries, (ii) solicit for employment or hire any employee of the Acquired Companies or (iii) solicit any business from any customer of the Acquired Companies or provide any goods or services to any customer of the Acquired Companies similar to those provided by the Acquired Companies, in each case, prior to the two-year anniversary of the U.S. Closing Date; and (d) a services agreement with ODA and ODA Australia, pursuant to which, among other things, ODA Australia will agree to continue to provide all services in the ordinary course of business consistent with past practice that ODA Australia provides to ODA as of the date of the Purchase Agreement during the period commencing on the U.S. Closing Date and ending on the Australia Closing Date.

The consummation of each of the Acquisitions is subject to customary closing conditions, including, among others, (a) the absence of laws, orders, decrees, judgments and injunctions by any governmental entity of competent jurisdiction preventing the completion of the Acquisitions or that make the completion of the Acquisitions illegal, (b) the receipt of specified governmental and regulatory consents and approvals and expiration of any mandatory waiting period related thereto, (c) subject to certain exceptions, the accuracy of representations and warranties with respect to the Acquired Companies, the Company and the Sellers, (d) compliance in all material respects by the Acquired Companies, the Company and the Sellers with their respective covenants contained in the Purchase Agreement, (e) the shares of Common Stock issuable as Stock Consideration and Earnout Consideration having been approved for listing on the Nasdaq Capital Market, LLC, (f) there having occurred no material adverse effect with respect to the Company or the Acquired Companies, (g) Buyer having obtained gross proceeds from one or more financing transactions sufficient to satisfy its cash payment obligations with respect to the closing of the Acquisitions; (h) the entry by the Sellers into employment and non-compete agreements with the Company, in each case substantially in the forms attached as exhibits to the Purchase Agreement; and (i) the delivery by the Acquired Companies of certain audited financial statements with respect to the Acquired Companies.

Industry Background and Competition

We focus on the approximately $290B US electronics prototype and on-demand manufacturing industry

Whether a product launch consists of just a few units (what we call on-demand production; examples include satellites and hospital operating room capital equipment) or high quantity production runs on a regular schedule (what we call volume production; examples include the printed circuit boards within electric cars and laptop computers), the product development process is the same. In its February 2010 report, “Why Printed Circuit Board Design Matters to the Executive,” Aberdeen Group, LLC estimated that the average electronics product goes through 14 iterations before it gets to market. Each iteration typically requires a small number of PCBAs to be produced, i.e. 10 – 100 units, and that number often grows for later iterations. Eventually, the product is declared production-ready, and transitions to a production phase.

Based on the IPC’s 2012 – 2013, 2018, and 2019 Annual Reports and Forecasts for the North American EMS Industry, each year, companies spend an estimated $2.0 trillion on electronics manufacturing. Outside of the United States, prototype and on-demand production is estimated at $375 billion, while volume production is estimated at $1.3 trillion. The United States has the opposite mix: while only $60 billion is spent on volume production, there is approximately $290 billion spent on prototype and on-demand production, which is Tempo’s primary market.

The electronics prototype and on-demand production market has different dynamics than that of the volume production market. While volume production often has one design iteration parked on a production line for several months, a prototype and on-demand production line may see many iterations of a design in that same period. There are other unique attributes that typify manufacturing in a high mix/ low volume factory, including the practice that electronic component inventory is typically procured just-in-time and many change orders are typical for a given design iteration, both of which amplify the need for quick procurement and logistics management. While volume production is usually focused on minimizing cost, prototype and on-demand production are typically focused on minimizing time to market.

Many high-growth verticals require high-quality, increasingly complex electronics. According to the July 2020 report, “Space: Investing in the Final Frontier,” published by Morgan Stanley & Co. LLC, the space industry is set to grow from $350 billion to over $1.0 trillion by 2040. According to “McKinsey on Semiconductors,” published by McKinsey & Company, LLC in 2019, the semiconductor industry is expected to reach $362 billion by 2025, reflecting a compound annual growth rate of 7.2% from 2020 through 2025. The aviation and defense industry is expected to reach $850 billion by 2026 based on a compound annual growth rate of 9% from 2019 through 2026 according to the February 2021 research report, “Aircraft Manufacturing Market By Type (Gliders, Helicopters, Ultra-Light Aircraft, Passenger Aircraft, Unmanned Aerial Vehicle & Drones, and Airships), and By Application (Military & Defense, Civil, Commercial and Others): Global Industry Outlook, Market Size, Business Intelligence, Consumer Preferences, Statistical Surveys, Comprehensive Analysis, Historical Developments, Current Trends, and Forecasts, 2020 – 2026,” published by Facts & Factors Research. The medical device industry is expected to reach $600 billion by 2023 based on an anticipated compound annual growth rate of 6.1% from 2021 through 2023 according to the September 2021 research report, “Medical Devices Global Market Opportunities And Strategies To 2030: COVID-19 Impact and Recovery,” published by The Business Research Company. Additionally, according to the December 2020 study, “Industrial IoT (IIoT) Market by Component, Application (Robotics, Maintenance, Monitoring, Resource Optimization, Supply Chain, Management), Industry (Aerospace, Automotive, Energy, Healthcare, Manufacturing, Retail), and Region — Global Forecast to 2027” published by Meticulous Market Research Pvt. Ltd., the industrial and ecommerce industry is expected to reach $260 billion by 2027, reflecting a compound annual growth rate of 16.7% from 2020 through 2027.

The outsourced industry is currently underserved by a highly fragmented, low-tech supplier base

The outsourced electronics manufacturing market in the United States is currently served primarily by small businesses that are often owner-operated. Based on IPC’s 2019 Annual Report and Forecast for the North American EMS Industry, approximately 1,100, or 77%, of those companies have annual gross revenues of less than $50 million, 7% have annual gross revenues between $50 million and $500 million, and the remaining 16%, many of which are volume manufacturers who often refer out prototype and on-demand production business, have annual gross revenues of $500 million or more.

Tempo primarily competes against the 77% of companies in the initial group with annual gross revenues of less than $50 million. Tempo believes that these companies typically have an aging, expert workforce that is retiring, along with their manufacturing knowledge. Based on IPC’s October 2021 report, “The Current Sentiment of the Global Electronics Manufacturing Supply Chain,”

approximately 80% of electronics manufacturing companies are finding it “somewhat” or “extremely” difficult to hire highly qualified workers.

The highly manual status quo slows the product development process. CAD and design files are sent through various methods, reviewed by humans, and produced labor-intensively. The disconnected processes are technologically underserved. The result is a process that is slow, arduous, opaque, unreliable, and of unpredictable quality.

Our Solutions and Technology

Software-accelerated electronics manufacturing: a digital thread from design to delivery

Tempo, by contrast, weaves a digital thread, from first touch to delivery. Patents underpin the algorithms that analyze the design, determine component availability, deliver an estimate, and set up the manufacturing line.

Tempo’s engagement process typically begins with customers uploading design files to our web-based customer portal. Our platform proceeds to capture and preserve the engineer’s design intent, provides a rapid estimate, and accepts their order with minimal human interaction.

Our platform also underpins the logistics required to execute electronics manufacturing. It facilitates ordering components via integrated interfaces with pre-qualified raw material vendors, and generates the files necessary to program the factory for assembly.

Tempo’s automated platform connects processes across disciplines, bridges gaps, and eliminates regrettable processing errors, setting Tempo apart from the manual processes typical of electronics manufacturing’s status quo.

The Tempo Visualizer

The Tempo Visualizer (the “Visualizer”) provides our customers with the analog of a print preview and spellcheck capability for electronics design. When a customer uploads their design data, the Visualizer creates a realistic, rendered image of what we intend to produce. We then overlay data from the digital thread onto this view. Through the Visualizer, we can surface which of the customer’s electronic components are difficult to stock and provide alternatives. Additionally, we can highlight details of manufacturing issues that came up and were resolved during production — not only for this iteration of the customer’s design, but for previous iterations as well.

Software-driven manufacturing and manufacturing-driven software

With our automated platform as a starting point, we are creating a self-driving factory, a factory run by the expertise of personnel, augmented by software and automation. With each incremental customer order, we collect more information on a broader range of parts and designs. All this data is fuel for machine learning, improving our models, and driving ever-improving results. That benefits not only our bottom line, but also delights our customers, resulting in increased orders.

Given that all our processes and data are run through a distributed cloud-based computing system, the experience, knowledge and skills from our factory based in San Francisco are fully portable and applicable to other facilities and any facilities to be acquired in the future. What we learn in one factory can be immediately shared with the rest. We have designed the Tempo platform to not just inform our factory, but to be scalable to transform our industry.

Our Competitive Strengths

We believe that we have a number of competitive strengths that will enable our market leadership to grow. Our competitive strengths include:

●	Tech-enabled customer experience. We believe that manual processes are unable to compete with an automated platform that connects processes across disciplines, bridges gaps, and minimizes regrettable processing errors. We also believe that the speed, quality, and seamlessness that we deliver to our customers through our platform sets us apart from our competitors.
●	Large and growing scale of data. With each successive interaction with our customer portal and each customer order we process, we collect more information on a broader range of parts and designs, which deepens the experience in the system.

All this data is fuel for machine learning, improving our models, and driving ever-improving results. We expect to increase the rate of our data accumulation through our M&A strategy.
●	Foundational patents. Our patents cover key elements of digitizing the electronics manufacturing process from end-to-end.
●	Visionary and experienced management team. Our management team has a track record of building strong technology businesses and successfully executing M&A strategies. We believe they are well-positioned to lead the company in the journey ahead.

Our Growth Strategies

Tempo’s growth strategy has two elements:

●	Enhance our automated, intelligent process to benefit the customer experience. As we complete more estimates and take more orders, we accumulate more data. More data helps us deliver a better customer experience, which, in turn, drives more orders — a virtuous cycle. Further, additional orders yield additional gross profit, which we can use to accelerate our R&D investment in our software platform.
●	Make disciplined inorganic investments. The $290 billion fragmented landscape is a target-rich environment for M&A that will benefit from our technology, with an estimated 34 M&A transactions completed in the North American electronics manufacturing services (which we refer to as PCBA) and PCB sectors in 2021 according to GP Ventures, Ltd as of January 2022. To execute this strategy, we plan to leverage our leadership team’s decades of acquisition and integration experience. We expect that our software platform will confer top-line and bottom-line benefits to the targets we acquire. In addition, we expect that future acquisitions will provide further fuel, in the form of data, for enhancing our platform.

Our Customers

Tempo serves more than 100 customers across the space, semiconductor, aviation and defense, medical device, and industrial and ecommerce industries. Tempo’s customers include six of the top ten space companies, two of the top ten semiconductor companies, six of the top ten aviation and defense companies, seven of the top ten medical device companies, and four of the top ten industrial and ecommerce companies by market capitalization. We have two customers that accounted for 21% and 20% of our revenues during the fiscal years 2022 and one customer which accounted for 46% of our total revenue in 2021.

Intellectual Property

Our ability to drive innovation in our business depends in part upon our ability to protect our core technology and IP. We attempt to protect our IP rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our vendors and business partners. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding IP.

As of December 31, 2022, we own three issued United States patents. Tempo’s patents and patent applications are directed to, among other things, the digitization of the electronics manufacturing process and its associated supply chain. In addition, we have four issued United States trademarks and three issued international trademarks.

Employees

As of December 31, 2022, we had 74 employees located in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe we maintain good relations with our employees.

Facilities

As of December 31, 2022, we lease space for our office and manufacturing operations in San Francisco, California. This facility consists of approximately 50,000 square feet under a lease that will expire in May of 2023. In February 2023, the Company has entered into a three-month extension of the lease through August 2023 with respect to approximately 26,000 square feet.

Government Regulation

Our business activities are subject to various laws, rules, and regulations of the United States. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to international operations, export controls, business acquisitions, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Please see “Risk Factors” for a discussion of these potential impacts.

Legal Proceedings

We are and, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Available Information

Our Internet address for our stockholders and other interested parties is www.tempoautomation.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing or furnishing such reports with the SEC. Also, the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Code of Ethics and Conduct, Corporate Governance Guidelines and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Conduct, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge to any stockholder who provides a written request to the Company at 2460 Alameda Street San Francisco, CA 94103, Attention: Ryan Benton, Corporate Secretary. The contents of our website are not intended to be incorporated by reference into this Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our Common Stock or Warrants. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock and Warrants could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

●	The success of our business is dependent on our ability to keep pace with technological changes and competitive conditions in our industry and our ability to effectively adapt our services as our customers react to technological changes and competitive conditions in their respective industries. We may not timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business.
●	Our operating results and financial condition may fluctuate from period to period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
●	We currently compete, and we will compete, with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others, and may face increasing competition, which could cause our operating results to suffer.

●	Because our industry is expected to continue to be rapidly evolving, forecasts of market growth may not be accurate, and even if these markets achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
●	Our gross profit and gross margin is dependent on a number of factors, including our mix of services, market prices, labor costs and availability, acquisitions we may make and our ability to achieve cost synergies, level of capacity utilization and component, material, and other services prices.
●	We purchase a significant amount of the materials and components we use from a limited number of suppliers, and if such suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
●	Third-party lawsuits and assertions to which we may become subject alleging our infringement of patents, trade secrets or other intellectual property rights may have a significant adverse effect on our financial condition.
●	We may be involved in legal proceedings, including intellectual property (“IP”), anti-competition and securities litigation, employee-related claims and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our existing IP rights.
●	An inability to successfully manage the procurement, development, implementation, or execution of IT systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.
●	Our industry routinely experiences cyclical market patterns and our services are used across different end markets, and a significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our services and harm our operating results.
●	We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance and investor relations initiatives.
●	We previously identified material weaknesses in our internal control over financial reporting and may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
●	Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) is the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
●	We are an early-stage company with a history of losses. We have not been profitable historically and we may not achieve or maintain profitability in the future.
●	Our limited operating history makes evaluating our current business and our future prospects difficult and may increase the risk of your investment.
●	We are dependent on a limited number of customers and end markets, and a decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.

Risks Related to Tempo’s Business and Industry

The success of Tempo’s business is dependent on Tempo’s ability to keep pace with technological changes and competitive conditions in Tempo’s industry, and Tempo’s ability to effectively adapt Tempo’s services as Tempo’s customers react to technological changes and competitive conditions in their respective industries. Tempo may not timely and effectively scale and adapt Tempo’s existing technology, processes, and infrastructure to meet the needs of Tempo’s business.

The success of Tempo’s business is dependent on Tempo’s ability to keep pace with technological changes and competitive conditions in Tempo’s industry, and Tempo’s ability to effectively adapt Tempo’s services as Tempo’s customers react to technological changes and competitive conditions in their respective industries. Tempo may not timely and effectively scale and adapt Tempo’s existing technology, processes, and infrastructure to meet the needs of Tempo’s business. If Tempo is unable to offer technologically advanced, high quality, quick turnaround, cost effective manufacturing services that are differentiated from Tempo’s competition, or if Tempo is unable to adapt those services as Tempo’s customers’ requirements change, demand for Tempo’s services may decline.

Tempo’s operating results and financial condition may fluctuate from period to period and may fall below expectations in any particular period, which could adversely affect the market price of Tempo’s common stock.

Tempo’s operating results and financial condition have historically fluctuated, and Tempo’s operating results and financial condition are expected to continue to fluctuate, from quarter-to-quarter and year-to-year due to a number of factors, many of which will not be within Tempo’s control.

Both Tempo’s business and the electronics manufacturing industry are changing and evolving rapidly, and Tempo’s historical operating results may not be useful in predicting Tempo’s future operating results. If Tempo’s operating results do not meet the guidance that it provides to the marketplace or the expectations of securities analysts or investors, the market price of Tempo’s common stock will likely decline. Fluctuations in Tempo’s operating results and financial condition may be due to a number of factors, including:

●	the degree of market acceptance of its services;
●	its ability to compete with competitors and new entrants into Tempo’s markets;
●	the mix of services that it sells during any period;
●	the timing of its sales and deliveries to customers;
●	the geographic distribution of its sales;
●	changes in its pricing policies or those of its competitors, including its response to price competition;
●	changes in the amount that it spends to develop and manufacture new services or technologies;
●	changes in the amounts that it spends to promote its services;
●	changes in the cost of satisfying its warranty obligations;
●	expenses and/or liabilities resulting from litigation;
●	unforeseen liabilities or difficulties in integrating its acquisitions or newly acquired businesses;
●	disruptions to its IT systems;
●	general economic and industry conditions that affect customer demand;
●	the impact of the COVID-19 pandemic on its customers, suppliers, manufacturers, and operations; and

●	changes in accounting rules and tax laws.

Due to the foregoing factors, and the other risks discussed in this Annual Report, you should not rely on quarter-over-quarter and year-over-year comparisons of Tempo’s operating results as an indicator of Tempo’s future performance.

Tempo currently competes with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others, and may face increasing competition, which could cause Tempo’s operating results to suffer.

Tempo’s industry is highly competitive. Tempo competes against numerous domestic and foreign electronic manufacturers, manufacturing service providers, and design providers. These companies could decrease their pricing, thereby increasing competitive pressures for Tempo. Additionally, these competitors may:

●	respond more quickly to new or emerging technologies or changes in customer requirements;
●	have engineering capabilities and/or manufacturing resources that are greater than Tempo’s;
●	have greater name recognition, critical mass, and geographic market presence;
●	be better able to take advantage of acquisition opportunities;
●	devote greater resources to the development, promotion and sale of their services and execution of their strategy;
●	be better positioned to compete on price for their services;
●	have excess capacity, and be better able to utilize such excess capacity;
●	have greater direct buying power from component suppliers, distributors, and raw material suppliers;
●	have lower cost structures as a result of their geographic location or the services they provide;
●	be willing or able to make sales or provide services at lower margins than Tempo does;
●	have increased vertical capabilities providing them greater cost savings.

Tempo also faces competition from the manufacturing operations of its current and potential customers, some of whom may be evaluating the merits of manufacturing products internally against the advantages of outsourcing.

The actions of competitors and current and potential customers could cause a decline in Tempo’s sales and/or compression of Tempo’s profits.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because Tempo does not have an extensive services or customer relationship history. Tempo’s credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to Tempo is potentially increased. Tempo sometimes offers these customers extended payment terms and other support and financial accommodations which may increase Tempo’s financial exposure.

Tempo may be adversely affected by supply chain issues, including shortages of required electronic components and raw materials.

In the past there have been, and presently there are, industry wide conditions, natural disasters, and global events that have caused component and material shortages. These have increased the time between booking and billing, increased component and material costs (though we are usually able to pass those on to our customers), and increased the frequency of customers pre-ordering components and materials with us in anticipation of future assembly orders (though customers who pre-order components and materials with us are more likely to place future assembly orders with us). While we make efforts to consider these factors in our forecasts, it’s difficult to judge the duration of the global electronic component shortage and the degree to which it will continue to have these effects.

More broadly, strategic and efficient component and materials purchasing is an aspect of Tempo’s strategy. When prices rise, they may impact Tempo’s margins and results of operations if Tempo is not able to pass the increases through to Tempo’s customers or otherwise offset them. Some of the products Tempo manufactures require one or more components that are only available from a single source. Some of these components or materials are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase Tempo’s cost of goods sold if Tempo has to pay higher prices for components or materials in limited supply or cause Tempo to have to reconfigure products to accommodate a substitute component or material. Tempo’s production of a customer’s product could be negatively impacted by any quality, reliability, or availability issues with any of Tempo’s components and material suppliers. The financial condition of Tempo’s suppliers could affect their ability to supply components or materials and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on Tempo’s results of operations.

If a component or material shortage is threatened or anticipated, Tempo may purchase its components or materials early to avoid a delay or interruption in Tempo’s operations. Purchasing components or materials early may materially increase inventory carrying costs and may result in inventory obsolescence, which could materially adversely affect Tempo’s results of operations. A component shortage may also require to the use of second tier vendors or the procurement of components or materials through new and untested brokers. These components or materials may be of lesser quality than those Tempo has historically purchased and could result in material costs to bring such components or materials up to necessary quality levels or to replace defective ones.

Tempo’s gross profit and gross margin will be dependent on a number of factors, including Tempo’s services mix, market prices, labor costs and availability, acquisitions Tempo may make and Tempo’s ability to achieve cost synergies, level of capacity utilization and component, material, and other services prices.

Tempo’s gross margin will be highly dependent on service mix, which is susceptible to seasonal and other fluctuations in Tempo’s markets. A shift in sales mix away from Tempo’s higher margin services could adversely affect Tempo’s future gross margin percentages. In addition, increased competition and the existence of service alternatives, more complex engineering requirements, lower demand or reductions in Tempo’s technological lead compared to Tempo’s competitors, and other factors may lead to further price erosion, lower revenue and lower margin.

In addition, prototype and on-demand electronics manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If Tempo is unable to utilize Tempo’s owned manufacturing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, fluctuations in commodity prices could negatively impact Tempo’s margins.

Tempo’s gross margin may also be adversely affected if businesses or companies that Tempo acquires have different gross margin profiles and by expenses related to such acquisitions.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of December 31, 2022, we had approximately $7.0 million in our operating bank account, and a working capital deficiency of approximately $31.1 million. Tempo plans to fund operations through raising additional capital, decreasing costs and expenses and generating sufficient revenues to offset such costs, including as a result of the Acquisitions. However, there can be no assurances that Tempo will be able to secure additional financing on acceptable terms and conditions, if at all, decrease costs and expenses or generate sufficient revenues to offset such costs. These factors, among others, raise substantial doubt about Tempo’s ability to continue as a going concern.

Many of Tempo’s anticipated customers operate in industries that experience rapid technological change resulting in short product life cycles and as a result, if the product life cycles of its customers slow materially, and research and development expenditures are reduced, its financial condition, business and results of operations will be materially adversely affected.

Many of Tempo’s customers and potential customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. As professionals operating in research and development departments represent the majority of Tempo’s net sales, the rapid development of electronic products is a key driver of Tempo’s sales and operating performance. Any decline in the development and introduction of new electronic products could slow the demand for Tempo’s services and could have a material adverse effect on its financial condition, business and results of operations.

If demand for Tempo’s services does not grow as expected, or develops more slowly than expected, Tempo’s revenues may stagnate or decline, and Tempo’s business may be adversely affected.

Tempo may not be able to develop effective strategies to raise awareness among potential customers of the benefits of software-accelerated electronics manufacturing or Tempo’s services may not address the specific needs or provide the level of functionality or economics required by potential customers to encourage the electronics market to shift towards software-accelerated electronics manufacturing. If software-accelerated electronics manufacturing technology does not gain broader market acceptance as an alternative to conventional manufacturing processes, or does so more slowly than anticipated, or if the marketplace adopts electronics manufacturing technologies that differ from Tempo’s technologies, Tempo may not be able to increase or sustain the level of sales of Tempo’s services, and Tempo’s operating results would be adversely affected as a result.

Defects in shipped products that give rise to returns or warranty or other claims could result in material expenses, diversion of management time and attention, adversely affect customer relationships, and damage to Tempo’s reputation.

Tempo’s printed circuit board assemblies may be complex and may contain undetected defects or errors. This could result in delayed market acceptance of services Tempo offers or claims from customers or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to Tempo’s reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. Tempo may from time to time become subject to warranty claims related to product quality issues that could lead Tempo to incur significant expenses.

Tempo attempts to include provisions in Tempo’s agreements with customers that are designed to limit Tempo’s exposure to potential liability for damages arising from defects or errors in Tempo’s products.

However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of Tempo’s products entails the risk of product liability claims. Any product liability claim brought against Tempo, regardless of its merit, could result in material expense, diversion of management time and attention, damage to Tempo’s business and reputation and brand, and cause Tempo to fail to retain existing customers or to fail to attract new customers.

Tempo may be involved in legal proceedings, including intellectual property (“IP”), anti-competition and securities litigation, employee-related claims, and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of Tempo’s IP rights.

Tempo may be involved in legal proceedings, including cases involving Tempo’s IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. From time to time, Tempo may also be involved or required to participate in regulatory investigations or inquiries which may evolve into legal or other administrative proceedings. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of Tempo’s management and technical personnel.

From time to time, third parties may assert against Tempo and Tempo’s customers their IP rights to technologies that are important to Tempo’s business.

Many of Tempo’s customer agreements and/or the laws of certain jurisdictions may require Tempo to indemnify its customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, Tempo’s suppliers may or may not be required to indemnify Tempo should Tempo or its customers be subject to such third-party claims. Claims of this sort could also harm Tempo’s relationships with its customers and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, Tempo could be required to:

●	cease the sale of the infringing services, processes, or technology and/or make changes to Tempo’s services, processes or technology;
●	pay substantial damages for past, present and future use of the infringing technology, including up to treble damages if willful infringement is found;
●	pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify Tempo’s contracting or business practices, in connection with any unfavorable resolution of a governmental investigation;
●	expend significant resources to develop non-infringing technology;
●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
●	enter into cross-licenses with Tempo’s competitors, which could weaken Tempo’s overall IP portfolio and Tempo’s ability to compete in particular product categories; or
●	relinquish IP rights associated with one or more of Tempo’s patent claims.

Any of the foregoing results could have a material adverse effect on Tempo’s business, financial condition and results of operations.

In addition, Tempo may be obligated to indemnify Tempo’s current or former directors or employees, or former directors or employees of companies that Tempo has acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things, the cost of defending lawsuits against these individuals, as well as stockholder derivative suits; the cost of government, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measure, if any, which may be imposed.

Tempo’s operations could suffer if Tempo is unable to attract and retain key management or other key employees.

Tempo believes Tempo’s success has depended, and Tempo’s success will continue to depend on the efforts and talents of Tempo’s senior management and other key personnel. Tempo’s executive team is critical to the management of Tempo’s business and operations and will continue to be critical to the development of Tempo’s strategy. Members of Tempo’s existing senior management team may resign at any time. The loss of the services of any members of Tempo’s senior management team could delay or prevent the successful implementation of Tempo’s strategy or Tempo’s commercialization of new services, or could otherwise adversely affect Tempo’s ability to carry out Tempo’s business plan. There is no assurance that if any senior executive leaves in the future, Tempo will be able to rapidly replace him or her or them and transition smoothly towards his or her or their successor, without any adverse impact on Tempo’s operations.

To support the continued growth of Tempo’s business, Tempo will also be required to effectively recruit, hire, integrate, develop, motivate, and retain additional new employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial, manufacturing, and sales personnel) in the prototype and on-demand electronics manufacturing industry, and there can be no assurance that Tempo will be able to retain key personnel. Tempo experiences intense competition for qualified personnel. While Tempo intends to provide competitive compensation packages to attract and retain key personnel, some of its competitors for these employees have greater resources and more experience, which may make it difficult for Tempo to compete successfully for key personnel. Moreover, new employees may not become as productive as Tempo expects since Tempo may face challenges in adequately integrating them into Tempo’s workforce and culture. Since March 2020, Tempo has had many non-manufacturing employees working remotely to protect the health and safety of Tempo’s employees, contractors, customers, and visitors.

All of Tempo’s U.S. employees are at-will employees, meaning that they may terminate their employment relationship with Tempo at any time, and their knowledge of Tempo’s business and industry would be extremely difficult to replace. It may be difficult for Tempo to restrict its competitors from benefiting from the expertise that Tempo’s former employees or consultants developed while working for Tempo.

The effect of COVID-19 on Tempo’s operations and the operations of Tempo’s customers, suppliers and logistics providers has had, and may continue to have, an adverse impact on Tempo’s financial condition and results of operations.

Tempo’s operations expose Tempo to the COVID-19 pandemic, which has had, and may continue to have, an adverse impact on employees, operations, supply chain and distribution system. To date, COVID-19 has increased Tempo’s expenses, primarily related to additional labor costs and the procurement of personal protection equipment for Tempo’s employees, and has caused a reduction in factory utilization due to disruptions and restrictions. COVID-19 has spread across the globe and is impacting worldwide economic activity, including Tempo’s manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting Tempo’s operations, including affecting the ability of Tempo’s employees to get to Tempo’s facilities, reducing capacity utilization levels, causing certain facility or intermittent business closures, and interrupting the movement or increasing the cost of moving components and products through Tempo’s supply chain. If additional factory closures are required or reductions in capacity utilization levels occur, Tempo will likely incur additional direct costs and lost revenue. If Tempo’s suppliers experience additional closures or reductions in their capacity utilization levels in the future, Tempo may have difficulty sourcing materials necessary to fulfill production requirements.

COVID-19 has also impacted Tempo’s customers and may create unpredictable reductions or increases in demand for Tempo’s manufacturing services. Tempo’s ability to continue to offer manufacturing services is highly dependent on its ability to maintain the safety and health of its factory employees. The ability of Tempo’s employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While Tempo is following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of its employees, these measures may not be successful, and Tempo may be required to temporarily close facilities or take other measures. In addition, responding to the continuing pandemic could divert management’s attention from Tempo’s key strategic priorities, cause Tempo to reduce, delay, alter or abandon initiatives that may otherwise increase Tempo’s long-term value or otherwise disrupt Tempo’s business operations. The duration and extent of the effect of COVID-19 on Tempo is not determinable. COVID-19 may continue to have an adverse impact on Tempo’s consolidated financial position, results of operations, and cash flows in the near term. In addition, the continuing impact of the COVID-19 pandemic could exacerbate the other risks that Tempo is expected to face.

Tempo purchases a significant amount of the materials and components it uses from a limited number of suppliers and if such suppliers become unavailable or inadequate, its customer relationships, results of operations, and financial condition may be adversely affected.

Tempo’s manufacturing processes rely on many materials. Tempo purchases a significant portion of its materials, components and finished goods used in its production facilities from a few suppliers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During fiscal year 2022, Tempo purchased approximately half of the components and materials for Tempo’s manufacturing processes from four materials suppliers. Tempo does not generally have long-term contracts with Tempo’s suppliers and substantially all of Tempo’s purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, Tempo has experienced some supply constraints, including with respect to electronic components. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that Tempo cannot obtain sufficient quantities of materials in a timely manner, at reasonable prices or of sufficient quality, or if Tempo is not able to pass on higher materials costs to its customers, Tempo’s business, financial condition and results of operations could be adversely impacted.

Tempo’s facilities, and its suppliers’ facilities and customers’ facilities, will be vulnerable to disruption due to natural or other disasters, public health crises, strikes and other events beyond Tempo’s control, and any failure to maintain adequate manufacturing facility capacity could have a material and adverse effect on Tempo’s business, financial condition and results of operations.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting Tempo’s facilities or the areas in which they are located, or affecting those of Tempo’s customers or third-party manufacturers or suppliers, could significantly disrupt Tempo’s or its customers’ or suppliers’ operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace Tempo’s damaged manufacturing facilities. These delays could be lengthy and costly. Additionally, customers may delay purchases until operations return to normal. Even if Tempo is able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in Tempo’s business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on Tempo’s operations and sales. Tempo also relies on leased facilities to maintain its manufacturing operations. The lease for Tempo’s San Francisco facility will expire in May 2023. In February 2023, Tempo signed a three-month extension to retain a portion of the existing facility. There are no guarantees that Tempo will be able to secure a long-term lease for a similar facility on the same or more favorable terms, or at all. Any failure to maintain adequate manufacturing facility capacity could have a material and adverse effect on Tempo’s business, financial condition and results of operations.

If Tempo fails to grow its business as anticipated, its operating results will be adversely affected. If Tempo grows as anticipated but fails to manage its operations and costs accordingly, its business may be harmed and its results of operations may suffer.

Tempo is expected to grow its business substantially. To this end, Tempo has made significant investments in its business, including investments in infrastructure, technology, marketing and sales efforts. If Tempo’s business does not generate the level of revenue required to support its investment, Tempo’s net sales and profitability will be adversely affected.

Tempo’s ability to effectively manage its anticipated growth and expansion of its operations will also require Tempo to enhance its operational, financial and management controls and infrastructure, as well as its human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Tempo’s future financial performance and its ability to execute on its business plan will depend, in part, on Tempo’s ability to effectively manage any future growth and expansion. There are no guarantees that Tempo will be able to do so in an efficient or timely manner, or at all.

As Tempo acquires and invests in companies or technologies, it may not realize expected business, expected cost synergies, technological, or financial benefits. Such acquisitions or investments could prove difficult to integrate, disrupt its business, dilute stockholder value and adversely affect Tempo’s business, results of operations and financial condition.

Acquisitions involve numerous risks, any of which could harm Tempo’s business and negatively affect its financial condition and results of operations. The success of any acquisition will depend in part on Tempo’s ability to realize the anticipated business opportunities from combining the operations of acquired companies with Tempo’s existing business in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, IT systems, procedures and policies, any of which could adversely affect Tempo’s ability to maintain relationships with customers, employees or other third parties, or Tempo’s ability to achieve the anticipated benefits of any such acquisition, and could harm Tempo’s financial performance. If Tempo is unable to successfully or timely integrate the operations of an acquired business with Tempo’s existing business, Tempo may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from such acquisitions, and Tempo’s business, results of operations and financial condition could be materially and adversely affected.

Tempo will require additional capital to continue as a going concern and maintain liquidity to support business growth and this capital might not be available on acceptable terms, if at all.

The primary sources of liquidity for Legacy Tempo prior to the Merger were cash provided by financing transactions and cash provided by borrowings under existing debt facilities. Since inception, Legacy Tempo used its resources principally on product development efforts, including the development of Tempo’s software platform, growing its business, and making necessary investments in building Legacy Tempo’s factory in San Francisco. As of December 31, 2022, Legacy Tempo had an accumulated deficit of $253.2 million, $7.4 million in cash, cash equivalents, and restricted cash and a working capital deficiency of $31.1 million. During the year ended December 31, 2022, the Company used net cash of $28.8 million in operating activities and incurred a net loss of $144.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2022 and March 31, 2023, the Company had approximately $7.4 million and $2.5 million (unaudited) in cash, cash equivalents, and restricted cash, respectively. Tempo intends to continue to make investments to support its business growth and will require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance its services, improve its operating infrastructure or acquire complementary businesses and technologies. Accordingly, Tempo will need to engage in equity or debt financings, including through the sale of shares of Common Stock to White Lion pursuant to the Common Stock Purchase Agreement, dated as of November 21, 2022 (the “Purchase Agreement”), subject to the terms and conditions therein, to secure additional funds if existing sources of cash and any funds generated from operations do not provide Tempo with sufficient capital. Although the Purchase Agreement provides that we may, in our discretion, from time to time after the date of this Annual Report and during the term of the Purchase Agreement, direct White Lion to purchase our shares of Common Stock from us in one or more purchases under the Purchase Agreement for a maximum aggregate purchase price of up to $100.0 million, only 5,276,018 shares of Common Stock, representing the Exchange Cap, are being registered for resale. Additionally, we are not required or permitted to issue any shares of Common Stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of Nasdaq. Further, White Lion will not be required to purchase any shares of our Common Stock if such sale would result in White Lion’s beneficial ownership exceeding 4.99% of our outstanding shares of Common Stock. Our inability to access a part or all of the amount available under the White Lion Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business. The Company will continue to evaluate other sources of funding.

Failure to secure additional funding, as well as consent and forbearance from our existing lenders, may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. As such, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

We could receive up to $208.3 million from the exercise of the Warrants for cash, but we may not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share. On March 31, 2023, the closing price for our Common Stock was $0.81. If the price of our Common Stock remains below $11.50 per share, warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us from such exercises. We expect to use any such proceeds for general corporate and working capital purposes, which would increase our liquidity. In order to fund planned operations while meeting obligations as they come due, the Company will need to secure additional debt or equity financing if substantial cash proceeds from the exercise of the Warrants are not received. There is no guarantee the Warrants will be in the money prior to their expiration and, as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of such Warrants. As a result, we do not expect to rely on the cash exercise of Warrants to fund our operations. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections. We instead currently expect to rely on the sources of funding described above, if available on reasonable terms or at all.

Sales of a substantial number of shares of our Common Stock and/or Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of shares of our Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities.

Sales of a substantial number of shares of our Common Stock and/or Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of shares of our Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of shares of our Common Stock and Warrants. The total shares of Common Stock available for resale represent a substantial percentage of our total outstanding shares of Common Stock as of the date of this Annual Report. White Lion can sell up to (a) 26,393,705 shares of Common Stock constituting approximately 97.2% of our issued and outstanding shares of Common Stock (or 96.0% of our issued and outstanding shares of Common Stock after giving effect to the Advisor Issuance) as of March 31, 2023 and (b) 6,600,000 Warrants constituting approximately 36.5% of our issued and outstanding Warrants as of March 31, 2023.

Certain agreements with our capital markets advisors contain provisions that, if triggered, could cause substantial dilution to our then-existing stockholders and adversely affect our stock price.

In connection with the Business Combination, the Company entered into letter agreements with each of its three capital markets advisors (the “Advisor Letter Agreements”) pursuant to which the Company agreed to issue to each such advisor by February 22, 2023 a number of shares of Common Stock having an aggregate value of $250,000 as determined based on the volume-weighted average price of a share of Common Stock for the 30 trading days ending on the date that was 60 days after the Closing Date (the “Issuance VWAP”). The Company issued 25,000 and 159,948 shares of Common Stock to each capital markets advisor on November 22, 2022 and February 10, 2023, respectively. In accordance with the terms of the Advisor Letter Agreements, the company will issue an additional 153,948 shares of Common Stock to each advisor to satisfy the obligation based on the Issuance

VWAP. Pursuant to the Advisor Letter Agreements, in the event that the volume-weighted average purchase for the 30 trading days ending on the 12-month anniversary of the Closing Date (the “Measurement Period VWAP”) is less than the Initial VWAP, the Company will be required to issue to each capital market advisor a number of additional shares of Common Stock in an amount equal to the quotient of (i) the product of (A) the number of shares of Common Stock held by such advisor on the 12-month anniversary of the Closing Date multiplied by (B) the Issuance VWAP minus the Measurement Period VWAP divided by (ii) the Measurement Period VWAP. To the extent that the Measurement Period VWAP is less than the Issuance VWAP and we are required to issue additional shares of Common Stock to our capital markets advisors, holders of our Common Stock may experience additional dilution, which may adversely affect our stock price.

Tempo may not be able to maintain compliance with its debt covenants in the future, which could result in an event of default.

The Amended and Restated Loan and Security Agreement (the “A&R LSA”) contains customary affirmative and negative covenants which, among other things, require Tempo to (i) maintain Unrestricted Cash (as defined in the A&R LSA) of $5.0 million at all times (the “Unrestricted Cash Covenant)”, (ii) not incur or pay any non-trade payable in excess of $1.0 million without Agent’s prior written consent and (iii) not create, incur, assume or suffer to exist any indebtedness other than Permitted Indebtedness (as defined in the A&R LSA). Subsequent to December 31, 2022, Tempo’s unrestricted cash balance dropped below the covenant level. If Tempo’s unrestricted cash balance remains below the covenant level or breaches these or other financial covenants and fails to secure a waiver or forbearance from the Lenders, such breach or failure could result in the Lenders declaring an event of default and accelerate the repayment of the outstanding borrowings under the A&R LSA or the exercise of other rights or remedies that the Lenders may have under applicable law. There can be no assurance that Tempo will be able to regain compliance with these covenants or that the Lenders under the A&R LSA or the lenders of any future indebtedness Tempo may incur will grant Tempo any waiver or forbearance should Tempo fail to maintain compliance with these covenants. As of the filing date of this Annual Report, we are in default under the A&R LSA as a result of our failure to comply with the Unrestricted Cash Covenant.

Tempo could be subject to warranty and other claims involving allegedly defective or counterfeit products that Tempo supplies.

The products Tempo supplies are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, medical device or automobile, that could result in death, personal injury, property damage, loss of production, punitive damages and consequential damages. While Tempo has not experienced any such claims to date, actual or claimed defects in the products Tempo supplies could result in Tempo being named as a defendant in lawsuits asserting potentially large claims.

Tempo attempts to include legal provisions in Tempo’s agreements with customers that are designed to limit Tempo’s exposure to potential liability for damages arising from defects or errors, or the inclusion of parts from third-party suppliers that, subsequent to procurement, are discovered to be counterfeit in Tempo’s products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Any such lawsuit, regardless of merit, could result in material expense, diversion of management time and efforts and damage to Tempo’s reputation, and could cause Tempo to fail to retain or attract customers, which could adversely affect Tempo’s results of operations.

Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause Tempo significant expense.

Tempo will be subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during its manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments and those relating to the recycling or reuse of products it manufactures. If Tempo fails to comply with any present or future regulations or obtain in a timely manner any needed permits, Tempo could become subject to liabilities, and could face fines or penalties, the suspension of production, or prohibitions on services it provides. In addition, such regulations could restrict Tempo’s ability to expand its facilities or could require it to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in Tempo’s operational, procurement and inventory management activities.

Certain environmental laws impose liability for the costs of investigation, removal and remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of, or not responsible for, contamination at the affected site. Soil and groundwater contamination may have occurred at or near, or may have arisen from, some of Tempo’s facilities. From time to time Tempo investigates, remediates and monitors soil and groundwater contamination at certain of its operating sites. In certain instances where contamination existed prior to Tempo’s ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in Tempo being required to address such contamination. As a result, Tempo may incur clean-up costs in such potential removal or remediation efforts. In other instances, Tempo may be responsible for clean-up costs and other liabilities, including the possibility of claims due to health risks by both employees and non-employees, as well as other third-party claims in connection with contaminated sites.

In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which may result in new environmental, health and safety regulations that may affect Tempo, its suppliers, and/or its customers. This could cause Tempo to incur additional direct costs for compliance, as well as increased indirect costs resulting from its customers, suppliers or both incurring additional compliance costs that get passed on to Tempo. These costs may adversely impact Tempo’s operations and financial condition.

An inability to successfully manage the procurement, development, implementation or execution of Information Technology (‘‘IT’’) systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect Tempo’s business and reputation.

As a complex company, Tempo is heavily dependent on its IT systems to support its customers’ requirements and to successfully manage its business. Any inability to successfully manage the procurement, development, implementation, execution, or maintenance of such systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose, could have an adverse effect on Tempo’s business. See “If Tempo experiences a significant cybersecurity breach or disruption in its information systems, Tempo’s business could be adversely affected.” below.

Tempo is subject to increasing expectations and data security requirements from its customers, including those related to the U.S. Federal Acquisition Regulation, U.S. Defense Federal Acquisition Regulation Supplement, and U.S. Cybersecurity Maturity Model Certification. In addition, Tempo is required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in various jurisdictions. For example, the European Union’s General Data Protection Regulation, and similar legislation in other jurisdictions in which Tempo operates, imposes additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with customer expectations and existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these expectations and regulatory standards could subject Tempo to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against Tempo by governmental entities or others, fines and penalties, damage to Tempo’s reputation and credibility and could have a negative impact on Tempo’s business and results of operations.

If Tempo experiences a cybersecurity breach or disruption in its information systems, Tempo’s business could be adversely affected.

Malicious actors may be able to penetrate Tempo’s network and misappropriate or compromise Tempo’s confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack Tempo’s platform or otherwise exploit any security vulnerabilities of Tempo’s platform. While Tempo will employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on Tempo’s systems due at least in part to the frequent evolving nature of cybersecurity attacks. Although these measures are designed to maintain the confidentiality, integrity and availability of Tempo’s information and technology systems, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack in the future, which could adversely affect Tempo’s business, reputation, operations or services.

In addition, the costs to Tempo to reduce the risk of cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if Tempo’s efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede Tempo’s sales, manufacturing, distribution or other critical functions.

Tempo relies on its IT systems to manage numerous aspects of its business and a disruption of these systems could adversely affect its business.

Tempo relies on its IT systems to manage numerous aspects of its business, including purchasing products from its suppliers, providing procurement and logistic services, shipping products to its customers, managing its accounting and financial functions (including its internal controls) and maintaining its research and development data. Tempo’s IT systems are an essential component of its business and any disruption could significantly limit its ability to manage and operate its business efficiently. A failure of Tempo’s IT systems to perform properly could disrupt Tempo’s supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on Tempo’s reputation and its financial condition. The hardware and software that Tempo utilizes in Tempo’s services may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the services.

In addition, a substantial portion of Tempo’s employees conduct work remotely, making Tempo more dependent on potentially vulnerable communications systems and making Tempo more vulnerable to cyberattacks. Although Tempo takes steps and incurs significant costs to secure its IT systems, including its computer systems, intranet and internet sites, email and other telecommunications and data networks, such security measures may not be effective and its systems may be vulnerable to damage or interruption. Disruption to Tempo’s IT systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war and terrorism.

Tempo’s current levels of insurance may not be adequate for Tempo’s potential liabilities.

Tempo maintains insurance to cover potential exposure for most claims and losses, including potential product and non-product related claims, lawsuits and administrative proceedings seeking damages or other remedies arising out of its commercial operations. However, Tempo’s current insurance coverage is subject to various exclusions, self-retentions and deductibles. Tempo may be faced with types of liabilities that are not covered under Tempo’s current insurance policies, such as environmental contamination or terrorist attacks, or that exceed Tempo’s current or future policy limits. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on Tempo’s financial condition.

In addition, Tempo may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, Tempo’s existing policies may be cancelled or otherwise terminated by the insurer, and/or the companies that Tempo acquires may not be eligible for certain types or limits of insurance. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of Tempo’s management’s time, and Tempo may be forced to spend a substantial amount of money in that process.

Because Tempo’s industry is rapidly evolving, forecasts of market growth may not be accurate, and even if these markets achieve the forecasted growth, there can be no assurance that Tempo’s business will grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report relating to the expected size and growth of the markets for prototype and on-demand electronics manufacturing technology may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report, Tempo may not grow its business at similar rates, or at all. Tempo’s future growth is subject to many factors, including market adoption of Tempo’s services, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report, including the estimate that Tempo’s total addressable market size is approximately $290 billion based on IPC’s 2012 – 2013, 2018 and 2019 Annual Reports and Forecasts for the North American EMS Industry, should not be taken as indicative of Tempo’s future growth. In addition, these forecasts do not consider the impact of the current global COVID-19 pandemic, and Tempo cannot assure you that these forecasts will not be materially and adversely affected as a result.

Global economic, political and social conditions and uncertainties in the markets that Tempo will serve may adversely impact Tempo’s business.

Tempo’s performance will depend on the financial health and strength of its customers, which in turn will be dependent on the economic conditions of the markets in which Tempo and its customers operate. A decline in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the United States, India, China and elsewhere arising out of the COVID-19 pandemic, increased monetary inflation and banking disruptions may cause end-users to further delay or reduce technology purchases.

Tempo may also face risks from financial difficulties or other uncertainties experienced by its suppliers, distributors or other third parties on which it relies. If third parties are unable to supply Tempo with required materials or components or otherwise assist Tempo in operating its business, Tempo’s business could be harmed.

Tempo’s industry routinely experiences cyclical market patterns and Tempo’s services are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for Tempo’s services and harm its operating results.

The prototype and on-demand electronics manufacturing industry is cyclical and Tempo’s financial performance has been affected by downturns in the industry. Down cycles are generally characterized by price erosion and weaker demand for Tempo’s services. Tempo attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market in which Tempo operates make prediction of and timely reaction to such events difficult. Due to these and other factors, Tempo’s past results are not reliable predictors of Tempo’s future results. Furthermore, any significant upturn in the prototype and on-demand electronics manufacturing industry could result in increased competition for access to raw materials and third-party service providers.

Additionally, Tempo’s services are used across different end markets, and demand for Tempo’s products is difficult to predict and may vary within or among the various industries it serves. Tempo’s target markets may not grow or develop as it currently expects, and demand may change in one or more of Tempo’s end markets, which may reduce Tempo’s revenue, lower Tempo’s gross margin and/or affect Tempo’s operating results. Tempo has experienced concentrations of revenue at certain customers and within certain end markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, Tempo’s inability to meet requirements, or volatility in demand for Tempo’s services could lead to a reduction in Tempo’s revenue and adversely affect Tempo’s operating results. Tempo’s success in its end markets depends on many factors, including the strength or financial performance of the customers in such end markets, Tempo’s ability to timely meet rapidly changing requirements, market needs, and its ability to maintain program wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which Tempo operates make prediction of and timely reaction to such events difficult.

If Tempo is unable to accomplish any of the foregoing, or to offset the volatility of cyclical changes in the semiconductor industry or its end markets through diversification into other markets, such inability could harm its business, financial condition, and operating results.

The industry experienced a significant downturn during the most recent global recession. Downturns have been characterized by diminished demand, production overcapacity, and accelerated erosion of average selling prices. Any prolonged or significant downturn in the prototype and on-demand electronics manufacturing industry could harm Tempo’s business and reduce demand for Tempo’s services. Any future downturns in the prototype and on-demand electronics manufacturing industry could also harm Tempo’s business, financial condition, and results of operations. Furthermore, any significant upturn in the prototype and on-demand electronics manufacturing industry could result in increased competition for access to raw material and third-party service provider capacity. Tempo is dependent on the availability of this capacity to offer its services and Tempo cannot provide assurances that adequate capacity will be available to it in the future.

Tempo conducts a portion of its business pursuant to U.S. government contracts, which are subject to unique risks.

Contracts with the U.S. government are subject to extensive regulations, and new regulations, or changes to existing regulations, could increase Tempo’s compliance costs, including in the form of withheld payments and/or reduced future business if Tempo fails to comply with these requirements in the future, or otherwise have a material impact on Tempo’s business, which could negatively impact Tempo’s financial condition and operating results.

Contracts with the U.S. government are also subject to a variety of other requirements and risks including government reviews, audits, investigations, False Claims Act cases, suspensions and debarments as well as other legal actions and proceedings that generally do not apply to purely commercial contracts. In addition, transactions involving government contractors may be subject to government review and approvals and may require the contractor to hold certain national security clearances in order to perform them.

The U.S. government may modify, curtail or terminate one or more contracts with Tempo or Tempo’s customers.

The U.S. government contracting party may modify, curtail or terminate its contracts with Tempo or Tempo’s customers, without prior notice and either at its convenience or for default based on performance. In addition, funding pursuant to Tempo’s U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changes in U.S. national security strategy and/or priorities or other reasons. The U.S. government, at its discretion, may also revoke, suspend, or terminate national security clearances necessary to perform certain contracts.

Any loss or anticipated loss or reduction of expected funding and/or modification, curtailment, or termination of one or more of our U.S. government contracts could have a material adverse effect on Tempo’s earnings, cash flow and/or financial position.

Third-party lawsuits and assertions to which Tempo may become subject alleging its infringement of third party IP rights may have a significant adverse effect on Tempo’s business and financial condition.

Third parties may own issued patents and pending patent applications that exist in fields relevant to Tempo’s business, including those relevant to prototype and on-demand electronics manufacturing.

Some of these third parties may assert that Tempo is employing their proprietary technology without authorization. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that Tempo’s technologies may infringe. In addition, third parties may obtain patents in the future and claim that Tempo’s technologies infringe upon these patents. Any third-party lawsuits or other assertion to which Tempo is subject alleging Tempo’s infringement of patents, trade secrets or other IP rights may have a significant adverse effect on Tempo’s business and financial condition.

Many of Tempo’s customer agreements and/or the laws of certain jurisdictions may require Tempo to indemnify Tempo’s customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, Tempo’s suppliers may or may not be required to indemnify Tempo should Tempo or Tempo’s customers be subject to such third-party claims. Claims of this sort could also harm Tempo’s relationships with Tempo’s customers and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, Tempo could be required to:

●	cease the sale of the infringing services, processes or technology and/or make changes to Tempo’s services, processes or technology;
●	pay substantial damages for past, present and future use of the infringing technology, including up to treble damages if willful infringement is found;
●	pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify Tempo’s contracting or business practices, in connection with any unfavorable resolution of a governmental investigation;
●	expend significant resources to develop non-infringing technology;
●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
●	enter into cross-licenses with Tempo’s competitors, which could weaken Tempo’s overall IP portfolio and Tempo’s ability to compete in particular product categories;
●	pay substantial damages to Tempo’s direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or
●	relinquish IP rights associated with one or more of Tempo’s patent claims.

Any of the foregoing results could have a material adverse effect on Tempo’s business, financial condition and results of operations.

If Tempo is unable to adequately protect or enforce its IP rights, such information may be used by others to compete against us.

Tempo has devoted substantial resources to the development of its technology and related IP rights. Tempo’s success and future revenue growth will depend, in part, on its ability to protect its IP. Tempo relies on a combination of registered and unregistered IP. Tempo protects its proprietary rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.

Despite Tempo’s efforts to protect its proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose Tempo’s technologies, inventions, processes or improvements. Tempo cannot assure you that any of Tempo’s existing or future patents or other IP rights will not be challenged, invalidated or circumvented, or will otherwise provide Tempo with meaningful protection. Tempo’s pending patent applications may not be granted, and Tempo may not be able to obtain foreign patents or pending applications corresponding to Tempo’s U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Tempo’s trade secrets, know-how and other unregistered proprietary rights are a key aspect of its IP portfolio. While Tempo takes reasonable steps to protect its trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and Tempo may not have entered into such agreements with all relevant parties. Such agreements may be breached, and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave Tempo and join one of its competitors, or Tempo’s competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of Tempo’s trade secrets, know-how or other technology not protected by a patent or other IP system could materially reduce or eliminate any competitive advantage that Tempo may have over such competitor.

If Tempo’s patents and other IP do not adequately protect Tempo’s technology, Tempo’s competitors may be able to offer services similar to those offered by Tempo. Tempo’s competitors may also be able to develop similar technology independently or design around Tempo’s patents and other IP. Any of the foregoing events would lead to increased competition and reduce Tempo’s revenue or gross margin, which would adversely affect Tempo’s operating results.

If Tempo attempts enforcement of its IP rights, Tempo may be subject or party to claims, negotiations or complex, protracted litigation. IP disputes and litigation, regardless of merit, can be costly and disruptive to Tempo’s business operations by diverting attention and energies of management and key technical personnel and by increasing Tempo’s costs of doing business. Any of the foregoing could adversely affect Tempo’s business and financial condition.

As part of any settlement or other compromise to avoid complex, protracted litigation, Tempo may agree not to pursue future claims against a third party, including related to alleged infringement of Tempo’s IP rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on Tempo’s ability to defend and protect its IP rights, which in turn could adversely affect Tempo’s business.

As a result of becoming a public company, Tempo is obligated to develop and maintain effective internal control over financial reporting. Tempo identified material weaknesses in its internal control over financial reporting and if its remediation of these material weaknesses is not effective, or if it fails to develop and maintain effective disclosure controls/procedures and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired which may adversely affect Tempo’s business and stock price.

As a public company, Tempo is required, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to furnish a report by management on, among other things, the effectiveness of Tempo’s internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by Tempo’s management in Tempo’s internal control over financial reporting. The rules governing the standards that must be met for Tempo’s management to assess Tempo’s internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to Tempo’s business. Tempo’s independent registered public accounting firm will be required to attest to the effectiveness of Tempo’s internal control over financial reporting on an annual basis. However, while Tempo remains an emerging growth company, Tempo will not be required to include an attestation report on internal control over financial reporting issued by Tempo’s independent registered public accounting firm. If Tempo is not able to complete Tempo’s initial assessment of Tempo’s internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance,

Tempo’s independent registered public accounting firm may not be able to certify as to the adequacy of Tempo’s internal controls over financial reporting.

Matters impacting Tempo’s internal controls may cause Tempo to be unable to report its financial information on a timely basis and thereby subject Tempo to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in Tempo and the reliability of Tempo’s financial statements. Confidence in the reliability of Tempo’s financial statements also could suffer if Tempo or Tempo’s independent registered public accounting firm continue to report a material weakness in Tempo’s internal controls over financial reporting. This could materially adversely affect Tempo and lead to a decline in the market price of Tempo’s common stock.

Tempo identified material weaknesses in its internal control over financial reporting and may continue to identify additional material weaknesses in the future. If the Company fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.

In connection with Tempo’s financial statement close process, Tempo identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. More specifically, Tempo identified the following material weaknesses in its internal control:

(a)	we did not maintain sufficient resources who possess an appropriate level of expertise to timely review account reconciliations and identify, select, and apply GAAP pertaining to revenue recognition, inventory, equity administration and to significant financing transactions including business combinations. These control deficiencies resulted in a failure to detect accounting errors in these areas; and
(b)	as a result of insufficient resources, we failed to maintain adequate IT general controls, specifically, related to segregation of duties and system implementation.

If not remediated, these material weaknesses could result in material misstatements to the Company’s annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If the Company is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the common stock could be adversely affected and the Company could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

In response to the identified weaknesses, our management has begun the process of developing a remediation plan to improve our internal controls over financial reporting for the year ending December 31, 2023. These remediation efforts include the hiring of additional accounting and finance personnel with appropriate expertise to strengthen our overall controls over the review of reconciliations, the application of GAAP and the IT environment. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company’s management will monitor the effectiveness of the Company’s remediation plans and will make changes management determines to be appropriate.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase Tempo’s costs.

The price and availability of key raw materials and components used to offer Tempo’s services may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. Any fluctuations in the cost and availability of any of Tempo’s raw materials or other sourcing or transportation costs related to Tempo’s raw materials or services could harm Tempo’s gross margins and its ability to meet customer demand. If Tempo is unable to successfully address a significant portion of these service cost increases or fluctuations, Tempo’s results of operations could be harmed.

Certain software Tempo uses is from open-source code sources, which, under certain circumstances could materially adversely affect Tempo’s business, financial condition, and operating results.

Some of the software used to execute Tempo’s services contains code from open-source sources, the use of which may subject Tempo to certain conditions, including the obligation to offer such services for no cost or to make the proprietary source code involved in delivering those services publicly available. Further, although some open-source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity or support. Although Tempo monitors its use of such open-source code to avoid subjecting its services to unintended conditions, such use, under certain circumstances, could materially adversely affect Tempo’s business, financial condition and operating results and cash flow, including if Tempo is required to take remedial action that may divert resources away from Tempo’s development efforts.

Tempo is an early-stage company with a history of losses. Tempo has not been profitable historically and Tempo may not achieve or maintain profitability in the future.

Tempo experienced net losses in each year from Tempo’s inception, including net losses of $144.9 million and $48.0 million for the years ended December 31, 2022 and 2021, respectively. Tempo believes that it will continue to incur operating losses and negative cash flow as it continues to invest significantly in Tempo’s business, in particular across Tempo’s research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in Tempo’s business.

As a newly-public company, Tempo will incur significant additional legal, accounting and other expenses that Tempo did not incur as a private company. If Tempo acquires and integrates other companies, Tempo will also incur additional legal, accounting and other expenses. These increased expenditures may make it harder for Tempo to achieve and maintain future profitability. Revenue growth and growth in Tempo’s customer base may not be sustainable, and Tempo may not achieve sufficient revenue to achieve or maintain profitability. Tempo may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and Tempo may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, Tempo’s losses may be larger than anticipated, Tempo may incur significant losses for the foreseeable future, and Tempo may not achieve profitability when expected, or at all, and even if Tempo does, Tempo may not be able to maintain or increase profitability.

Furthermore, if Tempo’s future growth and operating performance fail to meet investor or analyst expectations, or if Tempo has future negative cash flow or losses resulting from Tempo’s investment in acquiring customers or expanding Tempo’s existing operations, this could have a material adverse effect on Tempo’s business, financial condition and results of operations.

Tempo’s limited operating history makes evaluating Tempo’s current business and Tempo’s future prospects difficult and may increase the risk of your investment.

Tempo’s limited operating history may make it difficult for you to evaluate Tempo’s current business and Tempo’s future prospects as Tempo continues to grow its business. Tempo’s ability to forecast its future operating results is subject to a number of uncertainties, including Tempo’s ability to plan for and model future growth. Tempo has encountered risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and Tempo will encounter such risks and uncertainties as it continues to grow Tempo’s business. If Tempo’s assumptions regarding these uncertainties are incorrect or change in reaction to changes in its markets, or if Tempo does not address these risks successfully, Tempo’s operating and financial results could differ materially from Tempo’s expectations, Tempo’s business could suffer, and the trading price of Tempo’s stock may decline.

Tempo is dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on Tempo’s financial condition and operating results.

Tempo depends upon a small number of customers for a substantial portion of Tempo’s revenue. During the year ended December 31, 2022, two customers accounted for 21% and 20% of our total revenue, respectively. During the year ended December 31, 2021, one customer accounted for 46% of our total revenue. No other customers accounted for more than 10% of Tempo’s total revenue. A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on Tempo’s financial condition and operating results. See the section titled “Tempo’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk — Concentrations of Credit Risk and Major Customers”. Tempo cannot assure: (i) that orders that may be completed, delayed, cancelled or reduced will be replaced with new business; (ii) that Tempo’s current customers will continue to utilize Tempo’s services consistent with historical volumes or at all; and/or (iii) that Tempo’s customers will renew their long-term manufacturing or services contracts with Tempo on acceptable terms or at all.

There can also be no assurance that Tempo’s efforts to secure new customers and programs in Tempo’s traditional or new markets, including through acquisitions, will succeed in reducing Tempo’s customer concentration. Acquisitions are also subject to integration risk, and revenues and margins could be lower than Tempo anticipates. Failure to secure business from existing or new customers in any of Tempo’s end markets would adversely impact Tempo’s operating results.

Any of the foregoing may adversely affect Tempo’s margins, cash flow, and Tempo’s ability to grow Tempo’s revenue, and may increase the variability of Tempo’s operating results from period to period. See “Tempo’s operating results and financial condition may fluctuate from period to period and may fall below expectations in any particular period, which could adversely affect the market price of Tempo’s common stock.” Tempo’s failure to meet Tempo’s customers’ price expectations may adversely affect Tempo’s business and results of operations.

Demand for Tempo’s services are sensitive to price. Tempo believes its competitive pricing has been an important factor in Tempo’s results to date. Therefore, changes in Tempo’s pricing strategies can have a significant impact on Tempo’s business and ability to generate revenue. Many factors, including Tempo’s production and personnel costs and Tempo’s competitors’ pricing and marketing strategies, can significantly impact Tempo’s pricing strategies. If Tempo fails to meet its customers’ price expectations in any given period, demand for Tempo’s services and service lines could be negatively impacted and Tempo’s business and results of operations could suffer.

Future resales of common stock may cause the market price of Tempo’s securities to drop significantly, even if Tempo’s business is doing well.

Pursuant to the Lock-Up Agreement (as defined below) and subject to certain exceptions, the Sponsor and certain former stockholders of Tempo will be contractually restricted from selling or transferring any Lock-up Shares (as defined below). Such end on the earlier of (i) November 22, 2023, (ii) the closing of a merger, liquidation, stock exchange, reorganization or other similar transaction after the closing date of the Merger that results in all of the public stockholders of Tempo having the right to exchange their shares of Tempo common stock for cash securities or other property, (iii) the day after the date on which the closing price of the Tempo common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty-trading day period commencing at least 150 days after the closing date of the Merger or (iv) the liquidation of Tempo.

However, following the expiration of such lockup, the Sponsor and certain former stockholders of Legacy Tempo will not be restricted from selling shares of Tempo’s common stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors are not restricted from selling any of their shares of our common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of Tempo common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Tempo common stock. The Sponsor and certain former stockholders of Legacy Tempo collectively beneficially own approximately 47.12% of the outstanding shares of Tempo common stock (not including the shares of Tempo common stock issued in the PIPE Investment pursuant to the terms of the Third A&R PIPE Subscription Agreements).

The shares held by the Sponsor and certain former stockholders of Legacy Tempo may be sold after the expiration of the applicable lock-up period under the Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in Tempo’s share price or the market price of Tempo common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

In addition, in accordance with our obligations under a registration rights agreement, we have registered for resale the shares of our common stock of certain of our stockholders on a registration statement on Form S-1. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.

Further, the shares of our common stock issued under the Legacy Tempo 2015 Equity Incentive Plan (the “2015 Plan”) and the Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (the “2022 Plan”) are, or will become, eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. No shares are reserved for future issuances under the 2015 Plan. The number of shares reserved for future issuance under the 2022 Plan equals 2,639,329. The maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options (“ISOs”) granted under the 2015 Plan and 2022 Plan is equal to 2,267,680 and 518,198, respectively. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. The S-8 registration statement automatically became effective upon filing on February 21, 2023. Accordingly, shares registered under such registration statement are available for sale in the open market, subject to the limitations noted above.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Tempo’s common stock for any twenty trading days within any thirty-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees. Tempo intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of Tempo’s board of directors and will depend on its financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.

There is no guarantee that our Warrants will ever be in the money, and they may expire worthless.

As of the date of this Annual Report, the exercise price for our Warrants is $11.50 per share of Common Stock. On March 31, 2023, the closing price of our Common Stock was $0.81. If the price of our shares of Common Stock remains below $11.50 per share, the exercise price of our Warrants, warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us from such exercises. There is no guarantee that our Warrants will be in the money prior to their expiration and, as such, our Warrants may expire worthless.

Concentration of ownership among Tempo’s executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of the Closing, the stockholders of Legacy Tempo beneficially owned, directly or indirectly approximately 62.5% of Tempo’s outstanding common stock and the executive officers, directors of Tempo and their affiliates as a group beneficially owned approximately 8.4% of Tempo’s outstanding common stock.

As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of our certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in Tempo stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Tempo’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Tempo designed its disclosure controls and procedures to reasonably assure that information Tempo must disclose in reports Tempo files or submits under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Tempo believes that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

The price of Tempo’s common stock and warrants may be volatile.

The price of Tempo common stock, as well as Tempo warrants may fluctuate due to a variety of factors, including:

●	changes in the industries in which Tempo and its customers operate;
●	developments involving Tempo’s competitors;
●	developments involving Tempo’s suppliers;
●	market demand and acceptance of Tempo’s services;
●	changes in laws and regulations affecting Tempo’s business, including export control laws;
●	variations in Tempo’s operating performance and the performance of its competitors in general;
●	actual or anticipated fluctuations in Tempo’s quarterly or annual operating results;
●	publication of research reports by securities analysts about Tempo or its competitors or its industry;
●	the public’s reaction to Tempo’s press releases, its other public announcements and its filings with the SEC;
●	actions by stockholders, including the sale by the Third Party PIPE Investors of any of their shares of Tempo’s common stock;
●	additions and departures of key personnel;
●	commencement of, or involvement in, litigation involving Tempo;
●	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of Tempo common stock available for public sale; and
●	general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, banking disruptions, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of Tempo common stock and warrants regardless of the operating performance of Tempo.

Tempo does not intend to pay cash dividends for the foreseeable future.

Tempo currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of Tempo’s board of directors and will depend on its financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.

Tempo will incur increased costs as a result of operating as a public company, and Tempo’s management will be required to devote substantial time to new compliance and investor relations initiatives.

As a public company, Tempo incurs significant legal, accounting and other expenses that Tempo did not incur as a private company. Tempo is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, require, among other things, that a public company establish and maintain effective disclosure and financial controls. As a result, Tempo will incur significant legal, accounting and other expenses that Tempo did not previously incur. Tempo’s entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.

Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to Tempo when Tempo ceases to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which Tempo operates its business in ways we cannot currently anticipate.

Tempo expects the rules and regulations applicable to public companies to substantially increase Tempo’s legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of Tempo’s management and personnel from other business concerns, they could have a material adverse effect on Tempo’s business, financial condition and results of operations. The increased costs will decrease Tempo’s net income or increase Tempo’s net loss, and may require Tempo to reduce costs in other areas of Tempo’s business or increase the prices of Tempo’s services. For example, Tempo expects these rules and regulations to make it more difficult and more expensive for Tempo to obtain director and officer liability insurance, and Tempo may be required to incur substantial costs to maintain the same or similar coverage. Tempo cannot predict or estimate the amount or timing of additional costs Tempo may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Tempo to attract and retain qualified persons to serve on Tempo’s board of directors, Tempo’s board committees or as executive officers.

If Tempo fails to maintain proper and effective internal controls over financial reporting, Tempo’s ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in Tempo’s financial reporting and the trading price of Tempo’s common stock may decline.

Tempo is a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things, that Tempo establish and periodically evaluate procedures with respect to Tempo’s internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on Tempo’s financial and management systems, processes and controls, as well as on Tempo’s personnel.

In addition, as a public company, Tempo will be required to document and test Tempo’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that Tempo’s management can certify as to the effectiveness of Tempo’s internal control over financial reporting. For additional information related to the risks and uncertainties of Tempo’s compliance with the Sarbanes-Oxley Act, see “Risk Factors — Tempo has identified material weaknesses in its internal control over financial reporting and may continue to identify additional material weaknesses in the future. If the Company fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company.”

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require Tempo to change Tempo’s compensation policies.

Accounting methods and policies for public companies are subject to review, interpretation and guidance from Tempo’s independent registered accounting firm and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require Tempo to reclassify, restate or otherwise change or revise Tempo’s consolidated financial statements.

We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Tempo is an “emerging growth company,” as defined in the Jumpstart Out Business Startups Acts of 2012, as amended (the “JOBS Act”). As an emerging growth company, Tempo will be able to follow reduced disclosure requirements and will not have to make all of the disclosures that public companies that are not emerging growth companies do. Tempo will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which Tempo has total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Tempo; (c) the date on which Tempo has issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which Tempo is deemed to be a large accelerated filer under the rules of the SEC, which means the market value of Tempo’s common stock that is held by non-affiliates exceeds $700 million as of the prior June 30. For so long as Tempo remains an emerging growth company, Tempo is permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	reduced disclosure obligations regarding executive compensation in Tempo’s periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a non-binding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of Tempo’s chief executive officer to the median compensation of Tempo’s employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Tempo has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, Tempo’s financial statements may not be comparable to companies that comply with public company effective dates.

Tempo may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. Tempo cannot predict whether investors will find Tempo’s common stock less attractive if Tempo relies on these exemptions. If some investors find Tempo’s common stock less attractive as a result, there may be a less active trading market for Tempo’s common stock and Tempo’s share price may be more volatile.

We are also a “smaller reporting company” as defined under the Exchange Act. We may continue to be a smaller reporting company so long as either (i) the market value of shares of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company (an “EGC”), we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to EGCs, if we are a smaller reporting company under the requirements of clause (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Tempo’s certificate of incorporation provides that the Delaware Court of Chancery will be the exclusive forum for substantially all disputes between Tempo and Tempo’s stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the U.S. Securities Act of 1933, as amended, which could limit Tempo’s stockholders’ ability to obtain a favorable judicial forum for disputes with Tempo or Tempo’s directors, officers or employees.

Tempo’s certificate of incorporation and bylaws provide that, unless Tempo consents in writing to the selection of an alternative forum, the (a) Delaware Court of Chancery (or, in the event that the Delaware Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on Tempo’s behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of Tempo’s directors, officers, or stockholders to Tempo or to Tempo’s stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, Tempo’s certificate of incorporation or bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Tempo or Tempo’s directors, officers, or other employees, which may discourage such lawsuits against Tempo and Tempo’s directors, officers, and other employees. Alternatively, if a court Tempore finds the choice of forum provision contained in Tempo’s certificate of incorporation to be inapplicable or unenforceable in an action, Tempo may incur additional costs associated with resolving such action in other jurisdictions, which could harm Tempo’s business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, Tempo’s certificate of incorporation and bylaws provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Tempo’s stockholders will not be deemed to have waived Tempo’s compliance with the federal securities laws and the rules and regulations thereunder.

Risks Related to the Acquisitions

The consummation of the Acquisitions is subject to the satisfaction or waiver of a number of conditions and if those conditions are not satisfied or waived, the Purchase Agreement may be terminated in accordance with its terms and the Acquisitions may not be completed.

Although we expect to complete the Acquisitions in the second quarter of 2023, there can be no assurances as to the exact timing of the closing or that the Acquisitions will be completed at all. The consummation of the Acquisitions are subject to the satisfaction or waiver of a number of conditions contained in the Purchase Agreement, including, among others, (a) the absence of laws, orders, decrees, judgments and injunctions by any governmental entity of competent jurisdiction preventing the completion of the Acquisitions or that make the completion of the Acquisitions illegal, (b) the receipt of specified governmental and regulatory consents and approvals and expiration of any mandatory waiting period related thereto, (c) subject to certain exceptions, the accuracy of representations and warranties with respect to the Acquired Companies, the Company and the Sellers, (d) compliance in all material respects by the Acquired Companies, the Company and the Sellers with their respective covenants contained in the Purchase Agreement, (e) the shares of Common Stock issuable as Stock Consideration and Earnout Consideration having been approved for listing on the Nasdaq Capital Market, LLC, (f) there having occurred no material adverse effect with respect to the Company or the Acquired Companies, (g) Buyer having obtained gross proceeds from one or more financing transactions sufficient to satisfy its cash payment obligations with respect to the closing of the Acquisitions; (h) the entry by the Sellers into employment and non-compete agreements with the Company, in each case substantially in the forms attached as exhibits to the Purchase Agreement; and (i) the delivery by the Acquired Companies of certain audited financial statements with respect to the Acquired Companies. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Acquisitions uncertain. In addition, the Purchase Agreement contains certain customary termination rights for both parties, which if exercised will also result in the Acquisitions not being consummated. Any such termination or any failure to otherwise complete the Acquisitions could result in our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Acquisitions, the failure to realize any of the anticipated benefits of completing the Acquisitions, the incurrence of legal, accounting and other expenses relating to the Acquisitions and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Acquisitions are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.

The regulatory approvals required in connection with the Australia Sale may not be obtained or may contain materially burdensome conditions.

Completion of the Australia Sale is conditioned upon the receipt of certain regulatory approvals, and neither Tempo nor the Acquired Companies can provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the Australia Sale are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Australia Sale or reducing the anticipated benefits of the Acquisitions. If either Tempo or the Acquired Companies agree to any material conditions in order to obtain any approvals required to complete the Australia Sale, the business and results of operations of the combined company may be adversely affected.

Even if the Acquisitions are completed, we may be unable to successfully integrate the business of the Acquired Companies into our business or achieve the anticipated benefits of the Acquisitions.

The success of the Acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the assets and operations of the Acquired Companies into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Acquisitions. Difficulties in integrating the Acquired Companies into our company and our ability to manage the combined company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:

●	the inability to successfully integrate the Acquired Companies operationally in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the Acquisitions;
●	not realizing anticipated operating synergies; and
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Acquisitions.

Tempo’s ability to successfully operate the businesses of Tempo and the Acquired Companies following the consummation of the Acquisitions will be largely dependent upon the efforts of certain key personnel. The loss of such key personnel could negatively impact the operations and financial results of Tempo and/or the Acquired Companies.

Tempo’s ability to successfully operate the businesses of Tempo and the Acquired Companies following consummation of the Acquisitions will be largely dependent upon the efforts of certain key personnel of Tempo and the Acquired Companies. It is possible that Tempo and/or the Acquired Companies may lose such key personnel, the loss of which could negatively impact the operations and profitability of Tempo and the Acquired Companies. Furthermore, certain of the key personnel of the Acquired Companies may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause Tempo to have to expend time and resources helping them become familiar with such requirements.

The announcement or pendency of the Acquisitions could disrupt Tempo’s or the Acquired Companies’ respective businesses, results of operations and financial condition.

The announcement or pendency of the Acquisitions prior to their consummation could cause disruptions in and create uncertainty surrounding Tempo’s and the Acquired Companies’ businesses, including affecting Tempo’s and the Acquired Companies’ relationships with their respective existing and future customers, suppliers, business partners and employees. Such risks could have an adverse effect on the Tempo’s and the Acquired Companies’ respective businesses, results of operations and financial condition, as well as the market price of Tempo’s common stock, regardless of whether the Acquisitions are completed. In particular, the Tempo and the Acquired Companies could potentially lose important personnel who decide to pursue other opportunities as a result of the Acquisitions. Any adverse effect could be exacerbated by a prolonged delay in closing the Acqusitions. Existing customers or suppliers of Tempo and the Acquired Companies may seek to change their existing business relationships or renegotiate their contracts with the Acquired Companies or defer decisions concerning the Tempo or the Acquired Companies, and potential customers or suppliers could defer entering into contracts with Tempo or the Acquired Companies, each as a result of the uncertainties relating to the Acquisitions. In addition, in an effort to complete the Acquisitions, Tempo and the Acquired Companies have expended, and will continue to expend, significant management resources, which are being diverted from the Tempo’s and the Acquired Companies’ day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of the Tempo and the Acquired Companies in connection with efforts to complete the Acquisitions.

Following the consummation of the Acquisitions, Tempo and/or the Acquired Companies may be exposed to unknown or contingent liabilities and may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on their financial condition, results of operations and the market value of Tempo’s common stock.

Tempo cannot provide assurance that the due diligence it conducted in relation to the Acquisitions identified all material issues or risks associated with the Acquisitions or the Acquired Companies. Furthermore, Tempo cannot provide assurances that factors outside of its control will not later arise. As a result of these factors, Tempo and/or the Acquired Companies may be exposed to liabilities and incur additional costs and expenses and Tempo and/or the Acquired Companies may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses.

Even if Tempo’s due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Tempo’s preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on Tempo’s financial condition and results of operations and could contribute to negative market perceptions about Tempo’s securities.

We will require additional financing to consummate the Acquisitions, which financing may not be available on favorable terms, if at all, and may Tempo may issue additional securities in connection with such financing transactions that may dilute the ownership of Tempo’s current stockholders.

Tempo will need to raise additional funds through public or private financing to consummate the Acquisitions. No assurance can be given that additional financing will be available to Tempo or that, if available, it will be obtained on terms favorable to Tempo. If Tempo cannot obtain additional financing or if Tempo cannot obtain financing on terms favorable to it, Tempo will not be able to consummate, and may be forced to abandon, the Acquisitions and Tempo’s business and operations may be materially harmed as a result. In addition, Tempo may incur significant additional indebtedness to fund the Acquisitions. Any such debt financing may involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for Tempo to obtain additional capital and to pursue business opportunities, including potential acquisitions, in the future. Any such debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or seize Tempo’s assets that they have a security interest in, and there is no assurance that Tempo would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing.

Tempo cannot predict the effect, if any, that future issuances of debt, common stock, other equity securities or securities convertible into or exchangeable for common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of Tempo’s common stock. The issuance of substantial amounts of Tempo’s common stock or securities convertible into or exchangeable for Tempo’s common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for Tempo’s common stock. If Tempo raises additional funds through future issuances of common stock, other equity securities or securities convertible into or exchangeable for common stock or other equity securities, Tempo’s stockholders could suffer significant dilution, and any new equity securities Tempo issues could have rights, preferences and privileges superior to those of holders of Tempo common stock.

Risks Related to the Equity Subscription Line

It is not possible to predict the actual number of shares of Common Stock, if any, we will sell under the Purchase Agreement to White Lion or the actual gross proceeds resulting from those sales.

On November 21, 2022, we entered into the Purchase Agreement, pursuant to which White Lion has committed to purchase up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of Common Stock and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth in the Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of the registration statement, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend until December 31, 2024. During such term, subject to the terms and conditions of the Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to White Lion under the Purchase Agreement. Sales of our shares of Common Stock, if any, to White Lion under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to White Lion all, some or none of the shares of Common Stock that may be available for us to sell to White Lion pursuant to the Purchase Agreement.

Because the purchase price per share of Common Stock to be paid by White Lion for the shares of Common Stock that we may elect to sell to White Lion under the Purchase Agreement, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares of Common Stock to White Lion pursuant to the Purchase Agreement, if any, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the number of shares of Common Stock that we will sell to White Lion under the Purchase Agreement, the purchase price per share that White Lion will pay for shares of Common Stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by White Lion under the Purchase Agreement.

The number of shares of Common Stock ultimately offered for sale by White Lion is dependent upon the number of shares of Common Stock, if any, we ultimately elect to sell to White Lion under the Purchase Agreement. However, even if we elect to sell shares of Common Stock to White Lion pursuant to the Purchase Agreement, White Lion may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.

Although the Purchase Agreement provides that we may, in our discretion, from time to time after the date of this Annual Report and during the term of the Purchase Agreement, direct White Lion to purchase our shares of Common Stock from us in one or more purchases under the Purchase Agreement for a maximum aggregate purchase price of up to $100.0 million, only 5,276,018 shares of Common Stock, representing the Exchange Cap. Additionally, we are not required or permitted to issue any shares of Common Stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of Nasdaq. Further, White Lion will not be required to purchase any shares of our Common Stock if such sale would result in White Lion’s beneficial ownership exceeding 4.99% of our outstanding shares of Common stock. Our inability to access a part or all of the amount available under the White Lion Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

Because the market price of our shares of Common Stock may fluctuate from time to time after the date of this Annual Report and, as a result, the actual purchase price to be paid by White Lion for our shares of Common Stock that we elect to sell to White Lion under the Purchase Agreement, if any, also may fluctuate because they will be based on such fluctuating market price of our shares of Common Stock, it is possible that we would need to issue and sell more than the number of shares of Common Stock being registered for resale by White Lion in order to receive aggregate gross proceeds of $100.0 million under the Purchase Agreement.

Accordingly, if it becomes necessary for us to issue and sell to White Lion under the Purchase Agreement more than the 5,276,018 shares of Common Stock being registered for resale in order to receive aggregate gross proceeds equal to $100.0 million under the Purchase Agreement, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by White Lion of any such additional shares of Common Stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of Common Stock to White Lion under the Purchase Agreement. Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Common Stock in addition to the 5,276,018 shares of Common Stock being registered for resale by White Lion could cause additional substantial dilution to our stockholders.

The sale and issuance of shares of Common Stock to White Lion will cause dilution to our existing securityholders, and the resale of the shares of Common Stock by White Lion, or the perception that such resales may occur, could cause the price of our securities to fall.

The purchase price per share of Common Stock to be paid by White Lion for the shares of Common Stock that we may elect to sell to White Lion under the Purchase Agreement, if any, will fluctuate based on the market prices of our shares of Common Stock at the time we elect to sell shares of Common Stock to White Lion pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of such shares of Common Stock by White Lion may cause the trading price of our shares of Common Stock to fall.

If and when we elect to sell shares of Common Stock to White Lion, sales of newly issued shares of Common Stock by us to White Lion could result in substantial dilution to the interests of existing holders of our shares of Common Stock. If all of the 5,276,018 shares of Common Stock offered for resale by White Lion (without regard to the $100.0 million aggregate purchase price limit pursuant to the Purchase Agreement) were issued and outstanding as of the Closing, such shares of Common Stock would represent approximately 16.7% of the total number of our shares of Common Stock outstanding. Additionally, the sale of a substantial number of shares of Common Stock to White Lion, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Investors who buy shares of Common Stock from White Lion at different times will likely pay different prices.

Pursuant to the Purchase Agreement, we will have discretion to vary the timing, price and number of shares sold to White Lion. If and when we elect to sell shares of Common Stock to White Lion pursuant to the Purchase Agreement, after White Lion has acquired such shares of Common Stock, White Lion may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from White Lion in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from White Lion in this offering as a result of future sales made by us to White Lion at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to White Lion under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with White Lion may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

General Risk Factors

Tempo may be subject to securities litigation, which is expensive and could divert management attention.

The market price of Tempo’s common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Tempo may be the target of this type of litigation in the future. Securities litigation against Tempo could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

If analysts do not publish research about Tempo’s business or if they publish inaccurate or unfavorable research, Tempo’s stock price and trading volume could decline.

The trading market for the common stock of Tempo will depend in part on the research and reports that analysts publish about its business. Tempo does not have any control over these analysts. If one or more of the analysts who cover Tempo downgrade its common stock or publish inaccurate or unfavorable research about its business, the price of its common stock would likely decline. If few analysts cover Tempo, demand for its common stock could decrease and its common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering Tempo in the future or fail to publish reports on it regularly.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. From time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, IP disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 2460 Alameda Street San Francisco, CA, 94103. This facility consists of approximately 50,000 square feet under a lease that will expire in May of 2023. Tempo signed a three-month extension of the lease in February 2023 through August 2023, with respect to approximately 26,000 square feet. We believe our existing facility meets our current needs.

Item 3. Legal Proceedings.

We are and, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Warrants are listed on Nasdaq under the symbols “TMPO” and “TMPOW,” respectively. Prior to the consummation of the Business Combination, our Class A ordinary shares, units and warrants were listed on Nasdaq under the symbols “ACEV,” “ACEVU” and “ACEVW,” respectively.

Holders of Common Stock

As of December 31, 2022, there were 121 holders of record of our Common Stock and 5 holders of record of our Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Warrants is greater than the number of record holders and includes holders of our Common Stock or Warrants whose shares of Common Stock or Warrants are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Tempo’s financial condition and results of operations should be read in conjunction with Tempo’s audited annual consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this Annual Report captioned “Risk Factors” and elsewhere in this Annual Report, actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

Tempo Automation Holdings, Inc. (the “Company,” “Tempo,” “us,” “our” or “we”) is a leading software-accelerated electronics manufacturer that aims to transform the product development process for the world’s innovators. We believe that our proprietary software platform redefines the customer journey and accelerates time-to-market. Our profit, growth, and strong margins are unlocked by a differentiated customer experience and software-enabled efficiencies. We anticipate that our growth and data accrual will be accelerated via M&A that will benefit from our technology in our highly fragmented industry.

Founded in 2013, Tempo is headquartered in San Francisco, California and serves more than 100 customers out of our single manufacturing facility. We work with companies across industries, including space, semiconductor, aviation and defense, medical device, as well as industrials and e-commerce. Our customers include hardware engineers, engineering program managers, and procurement and supply chain personnel from businesses of a variety of sizes, ranging from Fortune 500 companies to start-ups. The electronics within their products are most often manufactured as Printed Circuit Board Assemblies (“PCBAs”). The PCBA manufacturing process typically takes two inputs: 1) electronic components, and 2) a Printed Circuit Board (“PCB”), which is the substrate that the components are attached to and electrical connections that complete the circuit(s). The assembly process typically consists of attaching the electronics components to the PCB using solder paste, then curing the paste in an oven such that an electrical and mechanical bond is formed. Given the varied requirements of different products, customers typically will design different, custom PCBAs for each of their products.

During the initial phases of product development, up until a product is deemed production ready, customers generally prefer quick turnaround times and the highest quality from their vendors to ensure they are able to meet their timelines to release new products. Based on IPC’s 2012-2013, 2018, and 2019 Annual Reports and Forecasts for the North American EMS Industry, the estimated size of this electronics prototyping and on-demand production market in the United States is approximately $290 billion. Most of these electronics have historically been produced by small manufacturers who have been largely ignored by software and therefore struggle to consistently satisfy customer demands manually.

Tempo has developed a technology-enabled, accelerated manufacturing platform to streamline this electronic product realization process, thereby helping our customers bring new products to market faster. We believe that our platform offers customer benefits that are highly desired by the market and not available from alternative solutions through our:

●	Customer portal, which provides low-friction quoting, ordering, and data ingestion via a secure cloud-based interface. Our customer portal offers analysis, interpretation, and visual rendering of engineering, design, and supply chain data with minimal human involvement, which ultimately allows hardware engineers to reach a manufacturable design quickly and efficiently.
●	Manufacturing support software, which is a continuous, bi-directional digital thread that connects our customers designs and data to our smart factory. It is extendable and manageable across multiple sites and locations.

Tempo’s software platform helps companies iterate faster. In the status quo, each of quoting, manufacturability review, procurement, setup, and manufacturing are manual processes. We estimate that, on average, these production process steps collectively take approximately 20 days when executed manually. By contrast, with Tempo’s automated approach, these processes could be completed in approximately five days.

Growth Strategy and Outlook

Tempo’s growth strategy has two elements:

●	Enhance our automated, intelligent process to benefit the customer experience. As we take more orders, we accumulate more data. More data helps us deliver a better customer experience, which, in turn, drives more orders - a virtuous cycle. Further, additional orders yield additional gross profit, which we can use to accelerate our research and development (‘‘R&D’’) investment in our software platform.
●	Make disciplined inorganic investments. The $290.0 billion fragmented landscape is a target-rich environment for M&As that will benefit from our technology, with an estimated 34 M&A transactions completed in the North American electronics manufacturing services (which we refer to as PCBA) and PCB sectors in 2021 according to GP Ventures, Ltd as of January 2022. To execute this strategy, we plan to leverage our leadership team’s decades of acquisition and integration experience. We expect that our software platform will confer top-line and bottom-line benefits to the targets we acquire. In addition, we expect that future acquisitions will provide further fuel, in the form of data, for enhancing our platform.

The Business Combination

On November 22, 2022, we consummated the Business Combination, pursuant to which, among other things, Merger Sub merged with and Legacy Tempo, with Legacy Tempo surviving such Merger as a wholly owned subsidiary of the Company. Upon the Closing, ACE was renamed Tempo Automation Holdings, Inc. The Company’s common stock and public warrants are listed on Nasdaq and trade under the ticker symbols “TMPO” and “TMPO.W,” respectively.

The Merger has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, ACE, who is the legal acquirer, has been treated as the “acquired” company for financial reporting purposes and Tempo has been treated as the accounting acquirer. This determination was primarily based on Tempo having a majority of the voting power of the post-combination company, Tempo’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Tempo compared to ACE, and Tempo’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of a capital transaction in which Tempo is issuing stock for the net assets of ACE. The net assets of ACE have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Tempo, as Tempo is considered the predecessor for financial reporting purposes.

Public Company Costs

Subsequent to the Business Combination, Tempo Automation Holdings, Inc. is an SEC-registered and Nasdaq-listed company. Accordingly, we have hired and expect to hire additional staff and implement new processes and procedures to address public company requirements. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external costs for investor relations, accounting, audit, legal and other functions.

Key Financial Definitions/Components of Results of Operations

Revenue

Tempo generates revenue by manufacturing electronics in the form of PCBAs. It produces prototype and on-demand production PCBAs for customers who have urgent, high complexity projects. Our contracts typically consist of a single performance obligation of completed PCBA and hence, the contract price per the purchase order is deemed to be reflective of the standalone selling price. Revenue is recognized over time using the cost input method. Over time recognition was applied as products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date.

Our customer base consists primarily of leading innovators in space, semiconductor, aviation & defense, medical device, and industrial & e-commerce industries. We enter into a purchase order with each customer and ensure that the purchase orders are executed by all parties. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days from the date when the performance obligation has been satisfied and include no general rights of return.

Cost of revenue

Cost of revenue primarily includes direct materials, direct labor, stock-based compensation expenses and manufacturing overhead incurred for revenue-producing units shipped. Cost of revenue also includes associated warranty costs, shipping and handling, and other miscellaneous costs.

Operating Expenses

Research and development expense

Research and development costs are expensed as incurred and consist primarily of personnel and related costs for product development activities, including stock-based compensation expenses. Research and development costs also include professional fees payable to third parties, license and subscription fees for development tools, and manufacturing-related costs associated with product development.

Sales and marketing expense

Sales and marketing expenses consist of personnel and related expenses for our employees working in sales and marketing and business development departments including salaries, bonuses, payroll taxes, and stock-based compensation. Also included are non-personnel costs such as marketing activities, professional and other consulting fees.

General and administrative expense

General and administrative expenses consist primarily of personnel and related expenses for our employees, in our finance and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, business insurance costs and other costs, including fees related to the Merger and all corresponding activities. Post-Merger, we have and will continue to incur additional audit, tax, accounting, legal, investor relation, insurance and other costs related to the Company’s ongoing compliance with applicable securities and other regulations associated with being a public company.

Impairment loss

We abandoned a section of our operating lease for the remainder of the lease term and have no intention of subleasing the space. We concluded that the abandoned section of our ROU asset was not recoverable and recognized an impairment charge within impairment loss in the condensed statements of operations.

Impacts Related to the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. In response, government authorities have issued an evolving set of mandates, including requirements to shelter-in-place, curtail business operations, restrict travel, and avoid physical interaction. These mandates and the continued spread of COVID-19 have disrupted normal business activities in many segments of the global economy, resulting in weakened economic conditions. More recently, government mandates have been lifted by certain public authorities and economic conditions have improved in certain sectors of the economy relative to early in the second quarter of 2020. Certain regions of the world have experienced increasing numbers of COVID-19 cases, however, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted and economic conditions could weaken.

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow actions recommended by governments and health authorities to protect our employees. We have been able to broadly maintain our operations, and we intend to continue to work with our stakeholders (including customers, employees, suppliers, and local communities) to responsibly address this global pandemic. The Company’s operations expose it to the COVID-19 pandemic, which has had and may continue to have an adverse impact on Tempo’s employees, operations, supply chain and distribution system. However, uncertainty resulting from the global pandemic could result in unforeseen disruptions that could impact our operations going forward.

If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirement. Due to the COVID-19 pandemic, Tempo has experienced some supply chain constraints, including with respect to semiconductor components, and has responded by ordering larger quantities of these components to ensure an adequate supply. COVID-19 has also impacted our customers and may create unpredictable reductions or increases in demand for Tempo’s manufacturing services. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires Tempo’s management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, stock-based compensation, fair value measurements, warrant liabilities and earnout liabilities. Tempo also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding its results, which are described in Note 2 to Tempo’s annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021, appearing elsewhere in our Annual Report on Form 10-K.

Revenue Recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue over the contract period as services are being performed and as the related asset is being created. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services using the five-step method required by ASC 606:

(1)	Identify the contract with a customer:

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We enter into a purchase order with each customer and ensure the purchase order is executed by all parties. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days from the date when the performance obligation has been satisfied and include no general rights of return.

(2)	Identify the performance obligations in the contract:

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products and services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract. Our contracts typically consist of a single performance obligation for completed PCBAs.

As part of the term and conditions of the customer contract, we generally offer a warranty for a period of thirty days from the date of the shipment. This type of warranty provides the customers with assurance that the assembled product complies with any agreed upon workmanship specifications. Therefore, as the warranty cannot be purchased separately and only provides assurance that the product complies with agreed-upon specifications, the warranty is not considered a separate performance obligation.

(3)	Determine the transaction price:

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products and services to the customer. The transaction price consists of fixed consideration as noted in each purchase order. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that contracts do not include a significant financing component.

We elected a practical expedient available under ASC 606 which permits us to not adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

(4)	Allocate the transaction price to performance obligations in the contract:

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Each purchase order contains only one performance obligation and hence, the contract price per the purchase order is deemed to be reflective of the standalone selling price and the entire transaction price is allocated to the single performance obligation. All manufactured products are highly customized, and therefore, priced independently.

(5)	Recognize revenue when or as the company satisfies a performance obligation:

For each performance obligation identified, we determine at contract inception whether the performance obligation is satisfied over time or at a point in time. The transfer of control for our products qualify for over time revenue recognition because the products represent assets with no alternative use and the contracts include an enforceable right to payment for work completed to date. We have selected a cost incurred input method of measuring progress to recognize revenue over time, based on the status of work performed. The cost input method is representative of the value provided to the customer as it represents our performance completed to date. We typically satisfy our performance obligations in one month or less. We have elected to treat shipping and handling activities as fulfillment costs and also elected to record revenue net of sales and other similar taxes.

Stock-Based Compensation

Accounting for stock-based compensation requires us to make a number of judgments, estimates and assumptions. If any of our estimates prove to be inaccurate, our net loss and operating results could be adversely affected.

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends and (5) the fair value of our common stock. These assumptions are estimated as follows:

●Volatility. Since the Company does not have a trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that its considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
●Expected term. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and primarily calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
●Risk-free rate. The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to expected term.
●Expected dividend yield. The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.
●Fair value of common stock. Prior to the Merger, the fair value of the shares of common stock underlying the stock-based awards was determined by the board of directors, with input from management, and 409A valuations. Subsequent to the Merger, the fair value of the shares of common stock is determined based on the closing price of common stock on the transaction date.

Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, certain term loans, loan and security borrowings, warrant liabilities, and earnout liabilities. We have determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, certain term loans and, certain loan and security borrowings approximates the fair value due to their short maturities.

We have classified the warrant liabilities as Level 2 financial instruments.

We have classified certain term loans and the earnout liabilities as Level 3 financial instruments.

Warrant Liability

Liability classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of warrants in the statements of operations. We estimate the fair value of these liabilities using the Black-Scholes option pricing model. As further discussed in Stock-Based Compensation above, assumptions used are based on the individual characteristics of the warrants on each valuation date, including contemplating changes in the value of the shares underlying such warrants.

Earnout Liability

Liability classified equity awards are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of earnout liabilities in the statements of operations. We estimate the fair value of these liabilities using a Monte Carlo valuation model. Assumptions used are based on the individual characteristics of the earnout liability on each valuation date, and include volatility, discount rate and time incurred to meet the minimum volume-weighted average price.

Recent accounting pronouncements

A discussion of recently issued accounting standards applicable to Tempo is described in Note 2, Significant Accounting Policies, in the Notes to the Financial Statements contained elsewhere in our Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table sets forth Tempo’s consolidated statements of operations data for the year ended December 31, 2022 and Legacy Tempo’s statements of operations data for the year ended December 31, 2021. We have derived this data from our audited annual financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our audited annual financial statements and related notes included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended
	December 31,
(In thousands)	2022	2021	$Change	% Change
Consolidated Statement of Operations:
Revenue	$12,049	$17,361	$(5,312)	(31)%
Cost of revenue	10,736	14,578	(3,842)	(26)%
Gross profit	1,313	2,783	(1,470)	(53)%
Operating expenses
Research and development	10,803	9,904	899	9%
Sales and marketing	8,265	9,817	(1,552)	(16)%
General and administrative	29,487	16,376	13,111	80%
Impairment loss	297	—	297	N.M.
Total operating expenses	48,852	36,097	12,755	35%
Loss from operations	(47,539)	(33,314)	(14,225)	43%
Other income (expense), net
Interest expense	(8,095)	(3,686)	(4,409)	120%
Other financing cost	(30,793)	(8,955)	(21,838)	244%
Interest income	20	3	17	567%
Loss on debt extinguishment	(52,276)	(319)	(51,957)	N.M.
Other income (expense)	(4)	2,500	(2,504)	(100)%
Change in fair value of warrant and derivatives	453	(4,242)	4,695	(111)%
Change in fair value of debt	(10,766)	—	(10,766)	N.M.
Change in fair value of earnout liabilities	4,149	—	4,149	N.M.
Total other income (expense), net	(97,312)	(14,699)	(82,613)	562%
Loss before income taxes	(144,851)	(48,013)	(96,838)	202%
Income tax provision	—	—	—	N.M.
Net loss	$(144,851)	$(48,013)	$(96,838)	202%

N.M. - Percentage change not meaningful

Revenue

Revenue for the year ended December 31, 2022 was $12.0 million, as compared to $17.4 million for the same period in 2021. The year-over-year decrease of $5.3 million, or 31%, was primarily due to global electronic component supply shortages, which lengthened the time between the booking of orders and the recognition of revenue, the end of the new product introduction (“NPI”) portion of the product development lifecycle of a significant customer program, and workforce reductions and furloughs in response to delays in closing the Business Combination and related financing transactions.

Cost of revenue and gross profit

Cost of revenue for the year ended December 31, 2022 was $10.7 million, as compared to $14.6 million for the same period in 2021. The decrease of $3.8 million, or 26%, in cost of revenue for the year ended December 31, 2022 as compared to the same period in 2021 was primarily driven by a decrease in sales which was partially offset by an increase in direct material costs on account of the global electronic component supply shortage during the year ended December 31, 2022.

Our gross profits for the year ended December 31, 2022 decreased by $1.5 million, or 53%, as compared to the year ended December 31, 2021. The gross profit percentage decreased from 16.0% for the year ended December 31, 2021 to 10.9% for the year ended December 31, 2022, primarily due to reduced sales volumes and an increase in direct material costs, both on account of the global semiconductor supply shortage during the year ended December 31, 2022.

Research and development expenses

Research and development expenses for the year ended December 31, 2022 increased by $0.9 million, or 9%, compared to the same period in 2021. The increase in research and development expenses is primarily attributable to a $1.1 million increase in stock-based compensation expense, and a $0.1 million increase in software licenses and subscriptions partially offset by a $0.5 million decrease in employee compensation and benefits driven by an average decrease of 19% in headcount.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2022 decreased by $1.6 million, or 16%, compared to the same period in 2021. The decrease in sales and marketing expenses is primarily attributable to a $0.8 million decrease in employee compensation and benefits driven by an average decrease of 10% in headcount, and a $0.7 million decrease in consulting and professional services.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 increased by $13.1 million, or 80%, compared to the same period in 2021. The increase in general and administrative expenses is primarily attributable to a $7.4 million increase in stock-based compensation expense related to vesting of performance options and issuance of performance restricted stock units and a $7.0 million increase in legal and other professional service fees related to merger and acquisition activities. The increase was partially offset by a $0.7 million decrease in recruiting related expenses and a $0.5 million decrease in employee compensation and benefits driven by an average decrease of 14% in headcount.

Impairment loss

The Company abandoned a section of their leased office space and accordingly, determined that a portion of the ROU asset which was not recoverable and recognized an impairment charge of $0.1 million to the right of use asset, and a $0.2 million impairment charge to leasehold improvements.

Interest expense

Interest expense for the year ended December 31, 2022 increased by $4.4 million, or 120%, as compared to the year ended December 31, 2021 primarily due to the additional $10.0 million term loan and $10.6 million convertible debt entered into during the year ended December 31, 2022, as compared to the equipment loan and term loan outstanding during the year ended December 31, 2021. Refer to Note 5 and Note 6 of the consolidated financial statements for more information.

Other financing cost

Other financing cost for the year ended December 31, 2022 was primarily related to issuance of 18,262,167 warrants to existing investors prior to the closing of the Merger. The warrants were measured at fair value on the issuance, which was $27.5 million. Additionally, $3.2 million was recognized as other financing cost which related to the upfront costs associated with convertible debt received.

Interest income

Interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was not material.

Loss on debt extinguishment

Loss on debt extinguishment for the year ended December 31, 2022 was related to the modifications of our loan and security agreements, convertible promissory notes, and bridge notes which were accounted for as an extinguishment of debt. Accordingly, the

Company recorded a loss on debt extinguishment of $38.9 million. Additionally, upon the closing of the Merger, our loan and security agreement was amended to decrease the outstanding borrowing and borrowing capacity, which was also accounted for as an extinguishment of debt, and the Company recorded an additional $13.4 million as a loss on debt extinguishment.

Other income (expense)

Other income (expense) decreased by $2.5 million, or 100%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily related to the gain on PPP loan forgiveness in August 2021.

Fair value of warrant and derivative liabilities

Fair value of warrant and derivative liabilities increased by $4.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022 the Company recognized a $0.5 million net gain on the decrease in the fair value of liability-classified warrants outstanding during the year, including a final remeasurement of such warrants that occurred upon the net exercise of Legacy Tempo warrants on the Merger date. During the year ended December 31, 2021, the Company recorded a $4.2 million loss on fair value relating to the liability-classified warrants outstanding during the year ended December 31, 2021.

Fair value of debt

The Company accounts for certain convertible notes outstanding during the year ended December 31, 2022, under the fair value option and throughout the year through the date of the Merger, when such notes converted to common stock, the Company recognized remeasurement losses of $10.7 million. Effective from the date of the Merger, the Company accounts for borrowings under the amended and restated loan and security agreement under the fair value option, which resulted in a remeasurement loss of $0.1 million from the date of the Merger through December 31, 2022.

Fair value of earnout liabilities

Fair value of earnout liabilities decreased by $4.1 million during the year ended December 31, 2022. The decrease was related to decline in the fair value of the earnout liability to Legacy Tempo shareholders from the Merger date to December 31, 2022 in the amount of $4.9 million. The decrease was offset by a $0.8 million increase in a contingent obligation to issue additional shares of common stock to PIPE investors in certain instances upon declines in the market of the common stock following the closing of the Business Combination.

Net loss

As a result of the factors discussed above, our net loss for the year ended December 31, 2022 was $144.9 million, an increase of $96.9 million, or 202%, as compared to $48.0 million for the year ended December 31, 2021.

Liquidity, Capital Resources and Going Concern

Tempo’s primary sources of liquidity is cash provided by common and preferred equity offerings, and cash provided by borrowings from various debt issuances. Since inception, the Company has used its resources principally on product development efforts, including the development of Tempo’s software platform, growing our business, and making necessary investments in building Tempo’s factory in San Francisco. As of December 31, 2022, Tempo had an accumulated deficit of $253.2 million, $7.1 million in cash and cash equivalents, $0.3 million of restricted cash and a working capital deficiency of $31.1 million. During the year ended December 31, 2022, the Company used net cash of $28.8 million in operating activities and incurred a net loss of $144.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While we received cash of $18.7 million from the completion of the Merger, additional capital infusion will be necessary in order to fund planned operations while meeting obligations as they come due. This additional funding may be debt or equity financing, including the sale of shares of Common Stock to White Lion pursuant to the Purchase Agreement, subject to the terms and conditions therein. Although the Purchase Agreement provides that we may, in our discretion, from time to time and during the term of the Purchase Agreement, direct White Lion to purchase our shares of Common Stock from us in one or more purchases under the Purchase Agreement for a maximum aggregate purchase price of up to $100.0 million, only 5,276,018 shares of Common Stock, representing the Exchange Cap. Additionally, we are not required or permitted to issue any shares of Common Stock under the

Purchase Agreement if such issuance would breach our obligations under the rules or regulations of Nasdaq. Further, White Lion will not be required to purchase any shares of our Common Stock if such sale would result in White Lion’s beneficial ownership exceeding 4.99% of our outstanding shares of Common Stock. Our inability to access a part or all of the amount available under the White Lion Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business. The Company will continue to evaluate other sources of funding.

In order to fund planned operations while meeting obligations as they become due, the Company will require additional funding from either public or private financing sources. Failure to secure additional funding, as well as consent and forbearance from our existing lenders, may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. As such, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Debt Financings

Term Loan and Credit Facility with Financial Institution

To finance its operations, Legacy Tempo entered into a series of terms loans with a certain lenders.

In June 2020, Legacy Tempo entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank where Legacy Tempo drew down $4.0 million (the “Term Loan”) and secured up to $4.0 million in a revolving line of credit (the “Credit Facility”). If Tempo defaults on the loan, the lender shall have a first priority on all asset lien, including intellectual property. There is a collateral carve out for up to $4.0 million for specific-lien equipment financing, which shall be subject to Silicon Valley Bank’s approval.

The Credit Facility is limited to the lesser of $4.0 million or the amount available under the borrowing base defined by the agreement, less the outstanding principal balance of any advances. During 2020, Legacy Tempo drew down $1.6 million from the credit facility and repaid the amount back in full.

On June 23, 2021, Legacy Tempo entered into an amended and restated loan and security agreement with Silicon Valley Bank which expanded the term loan debt obligation from $4.0 million to $10.0 million, with the maturity date extended to September 1, 2022 and a loan commitment fee of $50 thousand. We were required to make monthly interest only payments from January 2021 through December 2021, thereafter certain monthly principal plus interest payments for a period of 8 months beginning from January 2022 and a final payment of the balance principal and interest outstanding under the agreement in September 2022.

On October 14, 2021, the Company paid $10.3 million to settle the Credit Facility under the amended and restated loan and security agreement with Silicon Valley Bank including $0.3 million of interest and final payment.

Equipment Loan and Security Agreement

On January 29, 2021, Legacy Tempo entered into an equipment loan and security agreement with SQN Venture Income Fund II, LP. The overall loan facility provides for a maximum borrowing capacity of $6.0 million consisting of two tranches, each with a borrowing capacity up to $3.0 million.

On January 29, 2021, Legacy Tempo drew down $3.0 million of the facility. Tempo is required to make monthly payments for a period of 42 months on this tranche. The loan has a maturity date of July 2024. An additional $3.0 million can be drawn by Tempo, provided that certain criteria are met, such as Tempo not having defaulted on the Tranche I Loan and there having not been a material adverse change (as defined in the Loan and Security Agreement) as of the date for the borrowing request. The loan facility is used for financing certain equipment purchases.

Paycheck Protection Program Loan

In May 2020, Legacy Tempo was granted a loan under the Paycheck Protection Program (‘‘PPP’’) offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act for $2.5 million. Monthly payments of principal and interest of approximately $0.1 million began in December 2020, subject to deferral as Legacy Tempo applied for debt forgiveness, and continue through maturity in May 2022, if required.

Legacy Tempo applied for forgiveness of the PPP loan and was notified that the entire $2.5 million PPP loan was forgiven in August 2021. Loan forgiveness is reflected in other income and expense section in the statement of operations.

June 2021 Credit Facility

On June 23, 2021, Legacy Tempo entered into a loan and security agreement with SQN Venture Income Fund II, LP (the “June 2021 Credit Facility”). The June 2021 Credit Facility provides for a maximum borrowing capacity of $20.0 million consisting of two tranches, each tranche with a borrowing capacity of $10.0 million.

On June 23, 2021, Legacy Tempo drew down $10.0 million of the facility. The Company is required to make monthly interest-only payments for a period of 18 months and thereafter, principal and interest outstanding under the agreement in December 2022. On August 13, 2021, Legacy Tempo drew down the remaining $10.0 million. The second tranche has a maturity date of February 2023. The June 2021 Credit Facility is used for general working capital purposes.

Loan and Security Agreement

On October 13, 2021, Legacy Tempo entered into a loan and security agreement (the “LSA”) with Structural Capital Investments III, LP, Series Structural DCO II, a series of Structural Capital DCO, LLC, SQN Tempo Automation, LLC, SQN Venture Income Fund II, LP, and Ocean II PLO LLC. The loan facility replaced the June 2021 Credit Facility, providing for maximum borrowing capacity of $150.0 million consisting of four tranches. Under the LSA, tranche 1 allowed for the rollover of Legacy Tempo’s existing borrowings of $20.0 million under the June 2021 Credit Facility. Borrowing capacity for tranche 2 is $20.0 million which shall be available to draw by Legacy Tempo upon sooner of the de-SPAC with ACE or closing of the acquisition with Whizz. Borrowing capacity for tranche 3 and tranche 4 of the LSA is $40.0 million, and $70.0 million, respectively which shall be available to draw by Legacy Tempo upon the de-SPAC with ACE, subject to lender approval. The loans have an earliest expiration date of December 23, 2022.

The termination of the June 2021 Credit Facility and subsequent borrowings under tranche 1 of the LSA was accounted for as a partial extinguishment of debt. Specifically, upon entering into the LSA, Legacy Tempo became indebted to a new lender in the amount of $6.0 million, while $14.0 million of obligations are due to the same lender group party to the June 2021 Credit Facility. The $6.0 million was reflected as a debt repayment with the old lender and was accounted for as an extinguishment of debt. Accordingly, Legacy Tempo recorded a loss on extinguishment of $0.3 million related to the write off of unamortized debt discount. The extinguishment of $6.0 million with the old lender and subsequent borrowings of $6.0 million from the new lender did not involve the receipt or constructive receipt of cash and accordingly has been reflected as noncash financing activities in the statement of cash flows during the year ended December 31, 2021. Legacy Tempo also evaluated the $14.0 million of debt outstanding with continuing lenders and concluded the transaction should be treated as a modification of debt.

On January 11, 2022, Legacy Tempo entered into the first amendment to the LSA to convert $10.0 million of availability under the tranche 2 loan to the tranche 1 loan. This amendment expanded the tranche 1 from $20.0 million to $30.0 million and reduced the tranche 2 loan from $20.0 million to $10.0 million. For the original $20.0 million borrowed under tranche 1, the maturity date is December 23, 2022 and the $10.0 million borrowed under the expanded portion of tranche 1 provides for a maturity date of February 12, 2023.

On May 1, 2022, Legacy Tempo was in breach of its covenants under the LSA. As a result, Legacy Tempo recorded $0.9 million of default interest expense in Tempo’s consolidated statement of operations during the year ended December 31, 2022. As of August 25, 2022, Legacy Tempo was in breach of its covenants under the LSA and the debt including all interest due through maturity, is callable by the lender. On August 25, 2022, Tempo exchanged approximately $3.6 million of amounts due under the LSA for newly issued bridge notes, whereby Tempo entered into an August 2022 Bridge Note Agreement (as defined in Note 6 below) with the lenders under the LSA (collectively, the “Initial Bridge Investors”). Pursuant to the agreement, in satisfaction of certain LSA obligations, Tempo agreed to issue a $3.6 million note (“LSA Convertible Note”) which is comprised of accrued interest, PIK interest and future interest from August 2022 through maturity of the LSA. The transaction was accounted for as an extinguishment of debt and the Company recorded a loss on extinguishment of $10.1 million. As discussed in Note 6, the Company elected to account for the August 2022 Bridge Notes, including those issued as LSA Convertible Notes, under the fair value option.

August 2022 Bridge Notes

On August 25, 2022, Legacy Tempo entered into a note purchase agreement with the Initial Bridge Investors under the Loan and Security Agreement pursuant to which Legacy Tempo agreed to issue up to $5.0 million in aggregate principal amount of convertible promissory notes (the ‘‘August 2022 Bridge Notes’’), to the Initial Bridge Investors for aggregate cash proceeds of approximately $1.4 million and the cancellation of approximately $3.6 million of outstanding amounts owed under the Loan and Security Agreement.

The August 2022 Bridge Notes initially bear interest at a rate of 10% per annum. The August 2022 Bridge Notes will mature, and all outstanding principal and accrued but unpaid interest thereunder will be due and payable by Tempo, on the earlier of August 25, 2023 and the time at which such outstanding amount becomes due and payable upon an event of default under the August 2022 Bridge Notes. Unless an event of default has occurred and is continuing at such time, upon the closing of the Business Combination, the consummation of another SPAC transaction, the consummation of a qualified financing or the consummation of an initial public offering or direct listing, all outstanding amounts under the August 2022 Bridge Notes, together with all accrued and unpaid interest thereon, as of such time will automatically convert in full into a number of shares of (i) Tempo common stock or (ii) Tempo preferred stock having terms equivalent to the terms of Tempo’s most senior preferred stock, in each case in accordance with the terms of the August 2022 Bridge Notes, such that the value of the securities received by the holder of any August 2022 Bridge Note will equal the product of (x) the aggregate principal amount, together with any accrued but unpaid interest, outstanding under such August 2022 Bridge Note as of the time of such conversion multiplied by (y) four. If an event of default has occurred and is continuing at such time, then upon the closing of the Business Combination, the consummation of a business combination transaction with another special purpose acquisition company, the consummation of a qualified financing, the consummation of an initial public offering or direct listing or the consummation of any Change of Control, the August 2022 Bridge Notes will only be converted as set forth above if the holder of such note provides its written consent to such conversion. Upon the consummation of any change of control prior to the conversion of the August 2022 Bridge Notes, Tempo will pay to the holder of such August 2022 Bridge Note, upon the closing of such change of control and in full satisfaction of the applicable August 2022 Bridge Note, a cash amount equal to the sum of (i) the product of (a) the outstanding principal balance under the applicable August 2022 Bridge Note multiplied by (b) four, plus (ii) accrued and unpaid interest.

On August 25, 2022, as a condition to closing the issuance and sale of the August 2022 Bridge Notes, Tempo:

●	amended and restated the 2022 Promissory Notes on substantially similar terms to the August 2022 Bridge Notes;
●	entered into an amended and restated warrant with existing investors, which amended and restated that certain Warrant to Purchase Shares of Common Stock, dated as of October 11, 2021, to, among other things, provide for the automatic conversion, with an amended exercise price of zero, of such warrant into shares of Tempo common stock upon the consummation of the Business Combination, a business combination or similar transaction with another special purpose acquisition company, the consummation of a qualified financing or the consummation of an initial public offering or direct listing; and
●	adopted that certain Amended and Restated Fifth Amended and Restated Certificate of Incorporation of Tempo, to, among other things, (i) increase the authorized capital of Tempo for purposes of reserving for issuance an adequate number of shares of Tempo common stock and Tempo preferred stock for issuance upon conversion of the August 2022 Bridge Notes; and (ii) create a new series of Tempo preferred stock designated as “Series C-3 Preferred Stock” and establish the rights, preferences and privileges of such series of Tempo preferred stock for purposes of issuing shares of such series of Tempo preferred stock upon conversion of the August 2022 Bridge Notes. Unless an event of default has occurred and is continuing at such time, upon the closing of the Business Combination, the consummation of another SPAC transaction, the consummation of a qualified financing or the consummation of an initial public offering or direct listing, all outstanding amounts under the August 2022 Bridge Notes, together with all accrued and unpaid interest thereon as of such time will automatically convert in full into a number of shares of (i) Tempo common stock or (ii) Tempo preferred stock having terms equivalent to the terms of Tempo’s most senior preferred stock, in each case in accordance with the terms of the August 2022 Bridge Notes, such that the value of the securities received by the holder of any August 2022 Bridge Note will equal the product of (x) the aggregate principal amount, together with any accrued but unpaid interest, outstanding under such August 2022 Bridge Note as of the time of such conversion multiplied by (y) four. If an event of default has occurred and is continuing at such time, then upon the closing of the Business Combination, the consummation of a business combination transaction with another special purpose acquisition company, the consummation of a qualified financing, the consummation of an initial public offering or direct listing or the consummation of any Change of Control, the August 2022 Bridge Notes will only be converted as set forth above if the holder of such note provides its written consent to such conversion. Upon the consummation of any change of control prior to the conversion of the August 2022 Bridge Notes, Tempo will pay to the holder of such August 2022 Bridge Note, upon the closing of such change of control and in full satisfaction of the applicable August 2022 Bridge Note, a cash amount equal to the sum of (i) the product of (a) the outstanding principal balance under the applicable August 2022 Bridge Note multiplied by (b) four, plus (ii) accrued and unpaid interest.

November 2022 Amended and Restated LSA

On November 22, 2022, in connection with the closing of the Merger, the Company entered into that the A&R LSA, by and among, the Company, as borrower and the LSA lenders, pursuant to which the Lenders committed to lend the Company up to $20.0 million in term loan financing (the “A&R LSA Facility” or the “Credit Facility”). The A&R LSA amended and restated in its entirety that certain LSA, dated as of October 13, 2021, by and among the Company and the lenders. The A&R LSA Facility matures on December 1, 2025.

On November 22, 2022, pursuant to terms of the A&R LSA, the Company repaid a portion of the outstanding balance under the LSA to the Lenders in a cash amount equal to $3.0 million, and $0.4 million in lender fees. Additionally, the Lenders entered into the Lender Subscription Agreements pursuant to which a portion of the outstanding balance under the LSA in an amount equal to $7.0 million was converted into 700,000 shares of common stock at a conversion rate of $10.00 per share. As a result of the modification, tranches 2 through 4 of the original LSA were removed and are not available to be drawn under the new facility.

Convertible Promissory Notes

On January 18, 2022, Legacy Tempo issued convertible promissory notes to existing investors for gross proceeds of $5.0 million (the “2022 Promissory Notes”). The 2022 Promissory Notes bear simple interest on the unpaid principal at a rate of 10% per year and are due and payable by us on demand any time after November 15, 2022. The outstanding amount converted into securities of ACE upon the closing of the Business Combination.

The convertible promissory notes were advanced in contemplation of the Merger with ACE are expected to be considered part of the funding contemplated to consummate the Merger.

On July 1, 2022, ACE, Legacy Tempo and ACE Equity Partners International Pte. Ltd. (“AEPI”) entered into an Unsecured Subordinated Convertible Note (the “Bridge Note”) due September 30, 2022, pursuant to which AEPI agreed to loan to Legacy Tempo up to an aggregate principal amount of $5,000,000, $2,500,000 of which was advanced to Legacy Tempo as of June 30, 2022. On August 25, 2022, in connection with the Bridge Financing, the Bridge Note was amended and restated on substantially similar terms to the August 2022 Bridge Notes.

Convertible Junior Notes

In March 2022, the Company and ACE entered into a Securities Purchase Agreement (the ‘‘ACE Securities Purchase Agreement’’) with ACE SO3 SPC Limited (“ACE S03”), pursuant to which ACE SO3 agreed to purchase an unsecured subordinated convertible note in an aggregate principal amount of $20.0 million (the “ACE Convertible Note”) from Tempo in connection with the Closing of the Business Combination. The ACE Convertible Note would have borne interest at a rate of 18% per annum, payable in kind by increasing the outstanding principal amount of the ACE Convertible Note. Upon the earlier to occur of the conversion or payment in full of the principal amount hereof and all accrued but unpaid interest hereunder and the maturity date, Tempo would have paid to the holder of the ACE Convertible an amount equal 5% of the initial principal amount thereof.

On July 1, 2022, ACE and ACE SO3 entered into a termination agreement, pursuant to which the ACE Securities Purchase Agreement was terminated in its entirety in accordance with its terms.

White Lion Stock Purchase Agreement

On November 21, 2022, ACE entered into the Purchase Agreement and a registration rights agreement with White Lion (the “White Lion Registration Rights Agreement”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $100.0 million in aggregate gross purchase price of newly issued shares of Common Stock and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth in the Purchase Agreement.

Cash flows for the years ended December 31, 2022 and 2021

The following table summarizes Tempo’s cash flows from operating, investing, and financing activities for the year ended December 31, 2022 and Legacy Tempo’s cash flows from operating, investing, and financing activities for the year ended December 31, 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(28,793)	$(30,228)
Net cash used in investing activities	(34)	(622)
Net cash provided by financing activities	33,076	16,288

Cash flows from operating activities

For the year ended December 31, 2022, operating activities used $28.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $144.9 million, offset by our non-cash charges of $108.3 million primarily consisting of depreciation and amortization of $7.2 million, stock-based compensation of $11.3 million, noncash other financing cost of $30.8 million, impairment loss of $0.3 million, loss on debt extinguishment of $51.9 million, non-cash operating lease expense of $0.8 million, and $10.5 million of change in fair value of debt, which was offset by the change in fair value of warrants of $0.5 million and the change in fair value of earnout liabilities of $4.1 million. The cash provided from our changes in our operating assets and liabilities was $8.8 million, which was primarily due to a $0.3 million decrease in accounts receivable, a $1.0 million decrease in contract assets, a $4.1 million decrease in other non-current assets, a $1.7 million increase in accounts payable related to timing of payments, a $2.4 million increase in contract liabilities due to increase in prepayment received from customers, a $0.9 million increase in accrued liabilities due to legal and professional fees incurred related to merger and acquisition related activities and a $0.6 million increase in loans payable from relates parties, which was offset by a $1.7 million increase in inventory related to materials purchased for upcoming assembly orders, a $0.4 million increase in prepaid expenses and other current assets, and a $1.1 million decrease in operating lease liabilities.

For the year ended December 31, 2021, operating activities used $30.2 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $48.0 million, offset by our non-cash charges of $18.2 million primarily consisting of depreciation and amortization of $3.8 million, stock-based compensation of $2.5 million, noncash other financing cost of $9.0 million related to issuance of common stock warrants, loss on debt extinguishment of $0.3 million, non-cash operating lease expense of $0.8 million, change in fair value of warrants liabilities of $4.2 million, and bad debt expense of $0.1 million which was partially offset by forgiveness of PPP loan of $2.5 million. Cash flow from operations was also affected favorably by changes in our operating assets and liabilities of $4.9 million, which was primarily due to $1.1 million increase in accounts payable and $3.8 million increase in accrued liabilities due to legal and professional fees incurred related to merger and acquisition related activities. These amounts were partially offset by unfavorable effects on cash from operations due to changes in our operating assets and liabilities of $5.2 million which primarily consists of $0.3 million increase in accounts receivable due to large billings near the end of the period, increase of $0.7 million in inventory, $1.2 million increase in prepaids and other current assets, $1.8 million increase in other non-current assets, $1.0 million decrease in operating lease liabilities and $0.2 million decrease in other non-current liabilities.

Cash flows from investing activities

During the year ended December 31, 2022, cash used in investing activities was $34 thousand, which consisted solely of property and equipment purchases.

During the year ended December 31, 2021, cash used in investing activities was $0.6 million, which consisted solely of property and equipment and purchases.

Cash flows from financing activities

During the year ended December 31, 2022, cash provided by financing activities was $33.1 million, primarily from net proceeds from the issuance of debt of $20.6 million and net proceeds of $18.7 million from the Merger, partially offset by debt payments of $3.8 million, payments of deferred transaction costs of $1.3 million, principal payments made under finance lease of $1.1 million and debt issuance costs of $0.1 million.

During the year ended December 31, 2021, cash provided by financing activities was $16.3 million, primarily from net proceeds from the issuance of debt of $32.2 million, and $0.1 million proceeds from exercise of stock options, which was offset by debt repayment of $14.9 million, principal payments made under finance lease of $0.9 million, and payment of deferred transaction costs of $0.2 million.

Emerging Growth Company Status

Tempo is an EGC, as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Tempo intends to elect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date Tempo (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, Tempo’s financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, Tempo intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, Tempo relies on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Tempo will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of ACE’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Tempo’s operations expose Tempo to a variety of market risks. Tempo monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

Our exposure to market risk includes changes in interest rates that could affect the balance sheet, statement of operations, and the statement of cash flows. We are exposed to interest rate risk primarily on variable rate borrowings under the credit facility. There were $20.0 million of borrowings outstanding under debt facilities with variable or semi-variable interest rates as of December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Going Concern” and Note 5 - “Borrowing Arrangements” and Note 6 - “Borrowing Arrangements - Related Party” to the Consolidated Financial Statements as of December 31, 2022 and 2021 for additional information regarding our outstanding debt obligations.

Additionally, our cash and cash equivalents as of December 31, 2022 consisted of $7.1 million in bank deposits and money market funds. Such interest-earning instruments also carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

As of December 31, 2022 and 2021, the impact of a hypothetical change of 10.0% in variable interest rates would not have a material effect on our Financial Statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of leading innovators in space, semiconductor, aviation and defense, medical device, as well as industrials and e-commerce. We do not require collateral on our accounts receivables.

As of December 31, 2022, one customer accounted for 61% of our accounts receivable. As of December 31, 2021, one customer accounted for 49% of our accounts receivable. No other customers accounted for more than 10% of our accounts receivable, net.

During the year ended December 31, 2022, two customers accounted for 21% and 20% of our total revenue, respectively. During the year ended December 31, 2021, one customer accounted for 46% of our total revenue. No other customers accounted for more than 10% of our total revenue.

Further, our accounts receivable is from companies within the various industries listed above and, as such, we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

Foreign Currency Exchange Risk

Our operations include activities in the United States. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, there was no material impact on our results of operations for any periods presented herein.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and material costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of December 31, 2022, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Tempo Automation Holdings, Inc.

San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tempo Automation Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, was not in compliance with loan covenants, has a working capital deficiency and has a net capital deficiency that, among other reasons, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.

San Jose, California

April 17, 2023

TEMPO AUTOMATION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$7,113	$2,864
Accounts receivable, net	2,633	2,918
Inventory	2,578	879
Contract assets	233	1,219
Prepaid expenses and other current assets	744	892
Total current assets	13,301	8,772
Property and equipment, net	6,514	8,891
Operating leases - right of use asset	371	1,323
Restricted cash	320	320
Other noncurrent assets	83	2,925
Total assets	$20,589	$22,231
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,165	$1,583
Contract liabilities	2,595	175
Accrued liabilities	7,209	3,971
Accrued compensation and related benefits	689	1,249
Operating lease liability, current	516	1,111
Finance lease, current	1,606	1,091
Loan payable – related party, current	600	—
Loan payable, current ($20,101 and $0 measured at fair value, respectively)	20,977	10,486
Total current liabilities	44,357	19,666
Operating lease liability, noncurrent	30	546
Finance lease, noncurrent	—	1,606
Loan payable, noncurrent	663	11,351
Warrant liabilities	389	5,573
Earnout liabilities	1,173	—
Total liabilities	46,612	38,742
Commitment and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.0001 par value. 20,000,000 shares authorized at December 31, 2022 and 2021, respectively; no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value. 600,000,000 shares authorized at December 31, 2022 and 2021, respectively; 26,329,195 and 6,745,554 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	1
Additional paid in capital	227,137	91,800
Accumulated deficit	(253,163)	(108,312)
Total stockholders’ deficit	(26,023)	(16,511)
Total liabilities and stockholders’ deficit	$20,589	$22,231

The accompanying notes are an integral part of these consolidated financial statements.

TEMPO AUTOMATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue	$12,049	$17,361
Cost of revenue	10,736	14,578
Gross profit	1,313	2,783
Operating expenses
Research and development	10,803	9,904
Sales and marketing	8,265	9,817
General and administrative	29,487	16,376
Impairment loss	297	—
Total operating expenses	48,852	36,097
Loss from operations	(47,539)	(33,314)
Other income (expense), net
Interest expense	(8,095)	(3,686)
Other financing cost	(30,793)	(8,955)
Interest income	20	3
Loss on debt extinguishment	(52,276)	(319)
Other income (expense)	(4)	2,500
Change in fair value of warrant and derivatives	453	(4,242)
Change in fair value of debt	(10,766)	—
Change in fair value of earnout liabilities	4,149	—
Total other income (expense), net	(97,312)	(14,699)
Loss before income taxes	(144,851)	(48,013)
Income tax provision	—	—
Net loss	$(144,851)	$(48,013)
Net loss attributable per share to common stockholders, basic and diluted	$(16.38)	$(7.16)
Weighted-average shares used to compute net loss attributable per share to common stockholders, basic and diluted	8,843,703	6,708,466

The accompanying notes are an integral part of these consolidated financial statements.

TEMPO AUTOMATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except number of shares)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	29,520,187	$75,684	9,773,097	$—	$4,285	$(60,299)	$(56,014)
Retrospective application of recapitalization	(29,520,187)	(75,684)	(3,072,597)	1	75,683	—	75,684
Adjusted balance, beginning of year	—	—	6,700,500	1	79,968	(60,299)	19,670
Net loss	—	—	—	—	—	(48,013)	(48,013)
Issuance of common stock upon exercise of stock options	—	—	45,054	—	126	—	126
Issuance of common stock warrants	—	—	—	—	9,168	—	9,168
Stock-based compensation	—	—	—	—	2,538	—	2,538
Balance at December 31, 2021	—	$—	6,745,554	$1	$91,800	$(108,312)	$(16,511)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	29,520,187	$75,684	10,037,305	$—	$16,117	$(108,312)	$(92,195)
Retrospective application of recapitalization	(29,520,187)	(75,684)	(3,291,751)	1	75,683	—	75,684
Adjusted balance, beginning of year	—	—	6,745,554	1	91,800	(108,312)	(16,511)
Net loss	—	—	—	—	—	(144,851)	(144,851)
Issuance of common stock upon exercise of stock options	—	—	8,184	—	49	—	49
Conversion of convertible notes into common stock	—	—	6,003,020	1	62,909	—	62,910
Issuance of common stock upon net exercise of warrants	—	—	3,679,148	—	38,389	—	38,389
Merger and PIPE financing	—	—	8,073,289	1	4,318	—	4,319
Shares issued to lender upon debt extinguishment	—	—	1,820,000	—	19,074	—	19,074
Stock-based compensation	—	—	—	—	10,598	—	10,598
Balance at December 31, 2022	—	$—	26,329,195	$3	$227,137	$(253,163)	$(26,023)

The accompanying notes are an integral part of these consolidated financial statements.

TEMPO AUTOMATION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(144,851)	$(48,013)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,229	3,770
Stock-based compensation	11,289	2,538
Noncash other financing cost	30,793	8,955
Impairment loss	297	—
Loss on debt extinguishment	51,903	319
Loss on disposal of property and equipment	4	—
Noncash operating lease expense	824	786
Bad debt expense	19	91
Change in fair value of warrants and derivatives	(453)	4,242
Change in fair value of debt	10,516	—
Change in fair value of earnout liabilities	(4,149)	—
Gain on PPP loan forgiveness	—	(2,500)
Changes in operating assets and liabilities:
Accounts receivable	266	(297)
Contract assets	986	(611)
Inventory	(1,699)	(711)
Prepaid expenses and other current assets	(412)	(633)
Other noncurrent assets	4,119	(1,817)
Accounts payable	1,743	1,109
Contract liabilities	2,420	95
Accrued liabilities	874	3,681
Loan payable – related party, current	600	—
Other noncurrent liabilities	—	(245)
Operating lease liabilities	(1,111)	(987)
Net cash used in operating activities	(28,793)	(30,228)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(622)
Net cash used in investing activities	(34)	(622)
Cash flows from financing activities:
Principal payments under finance lease obligations	(1,091)	(906)
Proceeds from issuance of debt	10,000	33,000
Proceeds from issuance of debt - related party	10,637	—
Payment of debt issuance costs	(111)	(765)
Debt repayment	(3,835)	(14,998)
Proceeds from exercise of stock options	49	126
Proceeds from Merger and PIPE financing	18,704	—
Payment of deferred transaction costs	(1,277)	(169)
Net cash provided by financing activities	33,076	16,288
Net increase (decrease) in cash, cash equivalents and restricted cash	4,249	(14,562)
Cash, cash equivalents and restricted cash at beginning of year	3,184	17,746
Cash, cash equivalents and restricted cash at end of year	$7,433	$3,184

Supplemental disclosures of cash flow information
Cash paid for income taxes	$10	$7
Cash paid for interest	6,145	2,446

Noncash investing and financing activities
Issuance of common stock warrants	$—	$9,168
Recognition of liability classified warrants upon Merger	1,122	—
Shares issued to lender upon LSA Term Loan extinguishment	19,074	—
Conversion of convertible notes to common stock	62,910	—
Initial recognition of Tempo Earnout	5,322	—
Issuance of common stock upon net exercise of warrants	38,389	—
Unpaid transaction costs	—	1,757
Forgiveness of PPP loan	—	2,500
Carrying value of extinguished debt	69,500	6,000
Refinanced debt	62,997	6,000

The accompanying notes are an integral part of these consolidated financial statements.

TEMPO AUTOMATION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Description of Business and Business Combination

Description of Business

Tempo Automation Holdings, Inc. (the “Company,” “Tempo,” “us,” “our” or “we”) is a Printed Circuit Board Assembly (“PCBA”) manufacturing company that was incorporated in Delaware in 2022. Prior to the Merger (as defined below), the Company operated as Tempo Automation, Inc. (“Legacy Tempo”). Tempo provides turnkey PCBA services for low volume production and the Company’s proprietary automation software is intended to provide transparent production and delivery tracking with live updates through an unbroken digital thread from design to delivery. The Company provides real-time lead times based on supplier inventory and factory workload.

Merger with ACE Convergence Acquisition Corp.

On November 22, 2022, ACE Convergence Acquisition Corp. (“ACE”) and its subsidiary, ACE Convergence Subsidiary Corp, acquired Legacy Tempo via a series of mergers, whereby Legacy Tempo merged into ACE Convergence Subsidiary Corp, and became a wholly owned subsidiary of ACE (the “Merger”). ACE was renamed Tempo Automation Holdings, Inc (also referred to herein as “New Tempo”). Prior to the Merger, ACE Convergence Acquisition LLC was the sponsor of ACE (the “Sponsor”) and with the close of the Merger either ACE Convergence Acquisition LLC or affiliated entities, remained a significant shareholder in the Company.

Trust Proceeds and PIPE investment

At the closing date of the Merger, $23.4 million of unredeemed funds were released to ACE from the Trust and accordingly 2,269,299 shares associated with the Trust remained from such holders within New Tempo.

In connection with the execution of the Merger, New Tempo received proceeds from a number of investors (the “PIPE Investors”), pursuant to the Third Amended and Restated Subscription Agreement, whereby such investors agreed to purchase an aggregate of 550,000 shares of common stock (the “Committed PIPE Shares”), for an aggregate purchase price of $5.5 million, in a private placement pursuant to the subscription agreements (the “PIPE”). Of the $5.5 million, New Tempo received a cash inflow of $3.5 million and an existing investor holding $2.0 million in the Trust agreed to participate in the PIPE investment, exchanging its shares in Trust for PIPE shares. Pursuant to the PIPE subscription agreement, an additional 2,000,000 shares (the “Incentive PIPE Shares”) were issued to the PIPE Investors (including to the LSA PIPE Investors, as discussed below) on a pro-rata basis as an incentive to purchase the shares under the Third Amended and Restated PIPE Subscription Agreement. The funding from the PIPE Investors closed immediately prior to the closing of the Merger.

In addition to the Committed PIPE Shares and Incentive PIPE Shares issued at the closing of the PIPE investment, New Tempo agreed that the newly merged entity would:

●	issue additional shares of common stock to each PIPE Investor (the “Additional Shares”) in the event that the volume weighted average price per share (“Adjustment Period VWAP”) of New Tempo common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of New Tempo common stock acquired by such PIPE Investors is declared effective is less than $10.00 per share.
●	transfer the PIPE subscribers (to the extent such subscribers committed shares are still outstanding) up to an additional 1,000,000 shares (“Additional Period Shares”) in the event that during the additional period the volume weighted average price per share (“Additional Period VWAP”) is less than the Adjustment Period WVAP during the fifteen month period following closing of the Merger.

Due to the number of PIPE Incentive Shares issued at closing, pursuant to the PIPE subscription agreement no Additional Shares will be issued by New Tempo to any PIPE investor. For the Additional Period Shares which remain subject to issuance, the Company determined that these represent equity linked financial instruments that are liability classified and measured at fair value at each reporting date. At closing of the Merger, the liability associated with such additional period shares was immaterial. The Company remeasured the liability at December 31, 2022, recording $0.8 million within earnout liabilities on the consolidated balance sheet and recorded a loss on remeasurement of $0.8 million for the period from the date of the Merger to December 31, 2022, which is recorded within change in fair value of earnout liabilities on the consolidated statement of operations.

Upon consummation of the Merger, Tempo received approximately $18.7 million from the Trust and PIPE, net of transaction costs and other payments as set forth as follows (in thousands):

Recapitalization
Cash—ACE Trust	$23,391
Cash—PIPE investment	3,500
Less: transaction costs and other payments(1)(2)	(8,187)
Net cash proceeds from Merger	18,704
Less: Earnout liability	(5,322)
Less: Warrants assumed	(1,122)
Less: Debt assumed – related party	(600)
Less: ACE transaction costs – unpaid(1)	(7,342)
Merger and PIPE Financing	$4,318

(1)

Amount reflects payment of the following amounts utilizing the proceeds released from the Trust (a) the repayment of $2.1 million of ACE related party loans, (b) the payment of $0.6 million of ACE deferred underwriting fees payable, (c) the payment of $4.5 million in ACE transaction costs related to the Merger and other financing activities, and (d) the payment of a $1.0 million commitment fee to secure an equity line of credit for the benefit of the combined Company.

During the period from the Merger date to December 31, 2022, the Company paid $0.5 million of ACE’s transaction costs and other payments, included in the amount above, and as of December 31, 2022, $7.3 million of ACE transaction costs remained unpaid.

(2)

Excludes the payment of $3.3 million as part of the LSA amendment and any Legacy Tempo transaction costs relating to the Merger Transaction. Upon receiving the $18.7 million of proceeds from Trust, the Company paid $1.4 million in Legacy Tempo legal fees and $0.5 million in fees to certain capital markets advisors, both of such amounts were expensed by the Company.

At the time of Merger, the Company made the determination to expense all Legacy Tempo transaction costs. For the years ended December 31, 2022 and 2021, the Company expensed $8.6 million and $0.1 million, respectively, within general administrative expenses on the consolidated statement of operations. As of December 31, 2021, the Company had deferred such costs amounting to $1.9 million, which are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2022 and 2021, $5.2 million and $1.8 million of transaction costs remained unpaid.

Legacy Tempo Convertible Promissory Notes and Equity and the Exchange

Immediately prior to the closing of the Merger, all convertible promissory notes converted into Legacy Tempo common stock, all shares of outstanding redeemable convertible preferred stock of Legacy Tempo were automatically converted into shares of Legacy Tempo common stock, and substantially all outstanding warrants for Legacy Tempo shares were net settled into shares of common stock of Legacy Tempo. Upon the consummation of the Merger, each share of Legacy Tempo common stock issued and outstanding was canceled and converted into the right to receive 0.1705 shares (the “Exchange Ratio”) of common stock of ACE.

Further upon the Closing, (i) each Legacy Tempo Option granted under the 2015 Equity Incentive Plan was converted into (a) the right to receive a number of Tempo Earnout Shares and (b) a New Tempo Option, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Tempo Option and (ii) each Legacy Tempo RSU granted under the 2015 Equity Incentive Plan was converted into (a) the right to receive a number of Tempo Earnout Shares and (b) a New Tempo RSU, upon substantially the same terms and conditions as in effect with respect to the corresponding Tempo RSU.

Earnout Arrangement with holders of Legacy Tempo common stock and outstanding equity awards

Concurrent with the closing of the Merger, holders of Legacy Tempo common stock and outstanding equity awards (including warrant, stock option and RSU holders) agreed to the right to receive up to an aggregate amount of 7,000,000 shares of Company common stock (or equivalent equity award) (the “Earnout Shares”) that would be issued if the following targets are achieved:

●	3,500,000 Earnout Shares (“Tranche 1”) will be issued upon achieving $5.0 million in Adjusted EBITDA in a single quarter during the five-year period following the Merger, and
●	3,500,000 Earnout Shares (“Tranche 2”) will be issued upon achieving $15.0 million in sales in a single quarter during the five-year period following the Merger.

Legacy Tempo employees entitled to receive Earnout Shares must provide service through the date the target is achieved and an employee departs, the Earnout Shares are reallocated to the remaining pool of recipients who received the right to the Earnout Shares on the Merger Date.

Of the 7,000,000 Earnout Shares, 1,824,463 Earnout Shares were given to common stock, option and RSU holders that are held by current employees and directors and are accounted for under ASC 718. Refer to Note 9 for further discussion of the accounting impact of such Earnout Shares.

The remaining 5,175,537 Earnout Shares (the “Other Earnout Shares”) are not within the scope of ASC 718 and are liability classified under ASC 815-40, as they represent equity linked instruments that are not considered indexed to the Company’s own stock. Accordingly, the earnout shares are remeasured at fair value at each reporting date. The Company recorded a liability of $5.3 million at the time of closing associated with Other Earnout Shares. The Company remeasured the liability at December 31, 2022 to $0.4 million, resulting in a gain on remeasurement for the period from the date of the Merger to December 31, 2022 of $4.9 million, which is recorded within change in fair value of earnout liabilities on the consolidated statement of operations.

Refer to Note 3 for further discussion of the valuation considerations related to the Earnout Shares.

Other Arrangements entered into at time of Merger or assumed upon Merger

First Amended Loan Security Agreement

On November 22, 2022, Legacy Tempo entered into that certain First Amended and Restated Loan and Security Agreement (the “Amended LSA”), dated as of November 22, 2022, with the same lender group to the Company’s preexisting Loan and Security Agreement (the “LSA”). Concurrent with Legacy Tempo’s entry into the Amended LSA, Legacy Tempo repaid a portion of the outstanding balance under the Prior LSA to the Lenders in a cash amount equal to $3.0 million. Additionally, the Lenders entered into the Lender Subscription Agreements pursuant to which a portion of the outstanding balance under the Prior LSA in an amount equal to $7.0 million was converted into shares of common stock of New Tempo at a conversion rate of $10.00 per share. The Lenders (the “LSA PIPE Investors”) received 700,000 Committed PIPE Shares and 1,120,000 in PIPE Incentive Shares issued in exchange for the satisfaction of obligations. Further the lenders obtained the rights to receive the previously mentioned Additional Shares and Additional Period Shares.

New Tempo Warrants

On November 22, 2022, upon close of the Merger the Company assumed the 11,499,987 of public warrants and 6,600,000 of private warrants of ACE that were outstanding immediately prior to the Merger. The Company has accounted for the public warrants as equity classified instruments and the private warrants as liability classified instruments subject to remeasurement at each reporting date. Refer to Notes 3 and 8 for further discussion.

Capital Markets Advisor Fees

Prior to the Merger, Legacy Tempo agreed that with the closing of the Merger the Company would settle amounts owed to capital market advisors of $1.5 million by issuing 75,000 shares of common stock at closing worth $0.8 million and by agreeing to pay $0.8 million in cash. The amounts payable in shares is subject to adjustment during the twelve-month period following the closing, so as to provide that the advisors receive shares equal to $0.8 million at the end of the measurement period. The Company issued 159,948 shares of Common Stock to each capital markets advisor on February 10, 2023. The stock-based payment arrangement with the service provider was accounted for under ASC 718. The Company initially recorded the share issuance as an expense of $0.8 million and an offset to additional paid-in capital. Further, the Company recorded an additional liability of $0.7 million due to a decline in the Company’s share price, with such an amount being recorded as additional stock-based compensation expense in the statement of operations. For the period from the date of the Merger to December 31, 2022, the Company paid $0.5 million of the cash amounts due, with $0.3 million remaining accrued and unpaid as of December 31, 2022.

White Lion Stock Purchase Agreement

On November 22, 2022, subsequent to the closing of the Merger, New Tempo assumed the responsibilities of the Purchase Agreement and the White Lion Registration Rights Agreement with White Lion. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $100.0 million in aggregate gross purchase price of newly issued shares of Common Stock and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth in the Purchase Agreement. New Tempo assumed a liability of $1.0 million for the commitment fee owed to White Lion, which was paid out of the funds released from Trust at the time of Merger. No stock purchases under the Purchase Agreement were made during the year ended December 31, 2022. Refer to Note 13 for further discussion.

Agreements with ACE Sponsor

With the closing of the Merger, 3,750,000 shares previously held by the Sponsor in ACE, became holdings in New Tempo. Further, in accordance with the Sponsor support agreement entered into prior to closing of the Merger, on the earlier of (i) the date which is fifteen (15) months following the Closing and (ii) immediately prior to the closing of a strategic transaction, each of the PIPE Investors, are eligible to receive a pro rata portion of 1,000,000 Additional Period Shares by virtue of the Sponsor. Specifically, 1,000,000 of the 3,750,000 Sponsor shares at close will vest after 15 months, in an amount equal to 1,000,000 less any Additional Period Shares issued to the PIPE investors, if any. During the period where 1,000,000 shares are subject to transfer, the sponsor maintains its rights as a shareholder with respect to such shares, including the right to receive dividends and/or distributions and voting rights. As noted above, the Additional Period Shares are equity linked instruments recorded as a liability within earnout liabilities on the consolidated balance sheets.

Accounting for the Business Combination

Upon the closing of the Merger, Tempo’s certificate of incorporation was amended and restated to increase the total number of authorized shares of all classes of capital stock to 620,000,000 shares, of which 600,000,000 shares are designated as common stock, $0.0001 par value per share; and 20,000,000 shares designated preferred stock, $0.0001 par value per share. Immediately following the closing of the Merger, there were 26,393,195 shares of the Company’s common stock issued and outstanding and warrants to purchase 18,100,000 shares of the Company’s common stock outstanding.

The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, ACE was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Tempo issuing stock for the net assets of Tempo accompanied by a recapitalization. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Tempo and its wholly owned subsidiaries as if Legacy Tempo is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the Exchange Ratio established in the Merger (0.1705 shares of Company common stock for every one share of Legacy Tempo common stock).

(2)	Summary of Significant Accounting Policies

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

The Company will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of ACE’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. The financial statements include all of the accounts of the Company and all intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation of our consolidated financial statements. These reclassifications had no effect on the Company’s reported consolidated results of operations.

Liquidity and Going Concern

The Company has experienced negative cash flows from operations since inception and expects negative cash flows from operations to continue for the foreseeable future. The Company had an accumulated deficit of $253.2 million, cash, cash equivalents and restricted cash of $7.4 million , and a working capital deficiency of $31.1 million as of December 31, 2022. During the year ended December 31, 2022, the Company used net cash of $28.8 million in operating activities and incurred a net loss of $144.9 million. Additionally, as of the date these financial statements were available for issuance, the Company has approximately $3.2 million of contractual loan principal payments and finance lease obligations coming due within the next 12 months and the Company was not in compliance with its outstanding debt covenants under the A&R LSA (as defined in Note 5). These conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

In order to fund planned operations while meeting obligations as they come due, the Company will need to secure additional debt or equity financing. However, there can be no assurance that the Company will be able to obtain such funding on terms acceptable to the Company, on a timely basis or at all, particularly in light of the Company's current stock price and liquidity. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Failure to secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.

The accompanying audited financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts; share-based compensation; determination of fair value of our debt; determination of fair value of embedded derivatives; determination of fair value of our warrants; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; accrued liabilities; and the recognition and measurement of earnout liabilities. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the financial statements.

Risks and Uncertainties

The Company is subject to a number of risks. The Company conducts business in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations, or cash flows: advances and trends in new technologies and industry standards; pressures resulting from new applications offered by competitors; delays in applications and functionality development; changes in certain strategic relationships or customer relationships; the Company’s ability to attract new customers or retain existing customers; the length of the Company’s sales cycles and expense related to sales efforts; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; changes in domestic and international economic or political conditions or regulations; the ability of the Company to finance its operations; and the Company’s ability to attract and retain employees necessary to support its growth. Additionally, the COVID-19 pandemic has negatively impacted the global economy, disrupted supply chains, constrained work force participation, and created significant volatility and disruption of financial markets. Further, the Company faces risks with respect to the inflationary environment in the country and the related fluctuations in interest as well as currency exchange rates. As the scope and duration of these events are unknown and the extent of its economic impact continues to evolve globally, there is uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work causing severe disruptions in the worldwide economy. The COVID-19 pandemic has had and may continue to have an adverse impact on the Company’s employees, operations, supply chain and distribution system. If the Company’s suppliers experience additional closures or reductions in their capacity utilization levels in the future, the Company may have difficulty sourcing materials necessary to fulfill production requirements. Due to the COVID-19 pandemic, Tempo has experienced some supply chain constraints, including with respect to semiconductor components, and has responded by ordering larger quantities of these components to ensure an adequate supply. COVID-19 has also impacted the Company’s customers and may create unpredictable reductions or increases in demand for Tempo’s manufacturing services. Management will continue to monitor the impact of the global situation on the Company’s financial condition, cash flows, operations, industry, workforce, and customer relationships.

Revenue from Contracts with Customers

Contract Balances

The timing of revenue recognition, billings and cash collections can result in deferred revenue (contract liabilities), unbilled receivables (contract assets), and billed accounts receivable.

a.	Contract Liabilities

A contract liability results when payments from customers are received in advance for assembly and manufacturing of the goods. The Company recognizes contract liabilities as revenues upon satisfaction of the underlying performance obligations. Deferred revenue that is expected to be recognized as revenue during the subsequent twelve-month period from the date of billing is recorded in contract liabilities and the remaining portion, if any, is recorded in contract liabilities, noncurrent on the accompanying consolidated balance sheets at the end of each reporting period. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $0.1 million that was included in the contract liabilities balance at the beginning of the related periods, respectively.

b.	Contract Assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Unbilled receivables that are expected to be billed during the subsequent twelve-month period from the date of revenue recognition are recorded in contract assets, and the remaining portion, if any, is recorded in other noncurrent assets on the accompanying consolidated balance sheets at the end of each reporting period.

Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment.

Below are the accounts receivables, contract assets, and contract liabilities (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$2,633	$2,918
Contract assets	233	1,219
Contract liabilities	2,595	175

Cost of Revenue

Cost of revenue primarily includes direct materials, direct labor, and manufacturing overhead incurred for revenue-producing units shipped. Cost of revenue also includes associated warranty costs, shipping and handling, stock-based compensation and other miscellaneous costs.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel and related costs for product development activities. Research and development costs also include professional fees payable to third parties, license and subscription fees for development tools, manufacturing-related costs associated with product development and stock-based compensation.

Sales and marketing expense

Sales and marketing expenses consist of personnel and related expenses for our employees working in sales and marketing and business development departments including salaries, bonuses, payroll taxes, and stock-based compensation. Also included are non-personnel costs such as marketing activities, professional and other consulting fees.

General and administrative expense

General and administrative expenses consist primarily of personnel and related expenses for our employees in our finance and administrative teams including salaries, bonuses, payroll taxes, and stock-based compensation. It also consists of legal, consulting, and professional fees, rent expenses pertaining to our offices, business insurance costs and other costs.

Advertising Costs

Advertising costs are expensed as incurred. These amounts are included in the selling and marketing expense in the accompanying consolidated statements of operations. Advertising costs were $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents and restricted cash are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for doubtful accounts. As of December 31, 2022, there was one customer who had outstanding balances accounting for 61% of the total accounts receivable balance. As of December 31, 2021, there was one customer who had outstanding balance accounting for 49% of the total accounts receivable balance.

Concentration of customers

For the year ended December 31, 2022, two customers represented 21% and 20% of revenue, respectively. For the year ended December 31, 2021, one customer represented 46% of revenue.

Segment Reporting and Geographic Information

For the years ended December 31, 2022 and 2021, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Chief Executive Officer is the Chief Operating Decision Maker as she is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole. Substantially all of the Company’s revenues are domestic sales and fixed assets are physically located in the United States.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities that mature within three months or less from the original date of purchase to be cash equivalents. The Company maintains the majority of its cash balances with commercial banks in interest bearing accounts. Cash and cash equivalents include cash held in checking and savings accounts and highly liquid securities with original maturity dates of three months or less from the original date of purchase.

Cash equivalents consisted of $7.0 million and $2.6 million in money market accounts as of December 31, 2022 and 2021, respectively. The restricted cash balance as of both December 31, 2022 and 2021 represents $0.3 million related to a letter of credit for the Company’s office space lease.

	As of December 31,
	2022	2021
Cash and cash equivalents	$7,113	$2,864
Restricted cash	320	320
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,433	$3,184

Accounts Receivable, Net

Accounts receivable, net is recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical losses and an evaluation of the potential risk of loss associated with delinquent accounts. The Company evaluates the need for an allowance for doubtful accounts for estimated probable losses at each period end. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The Company recorded an allowance for doubtful accounts of $0.2 million and $0.4 million and as of December 31, 2022 and 2021, respectively.

Inventory

Inventory consists of raw materials and work-in-progress representing the components that the Company produces. The Company uses actual cost to value inventory. In general, the Company procures materials from suppliers when a purchase order is received from its customers. The Company identifies these procured materials as raw material if work on the purchase order has not commenced and for any work that has been started on the materials procured are identified as work-in-progress.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. If the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the asset an impairment could exist and the amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values.

During the year ended December 31, 2022, the Company abandoned a portion of its leased space and recorded an impairment charge of $0.3 million to leasehold improvements and ROU assets during the year ended December 31, 2022 (see Note 10).

Fair Value Option (“FVO”) Election

The Company accounts for certain loan and security borrowings outstanding under the fair value option election of ASC 825, Financial Instruments (“ASC 825”) as discussed below.

The loan and security borrowings accounted for under the FVO election are each debt host financial instruments containing embedded features, some of which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statements of operations. With respect to the above loan and security borrowings, the estimated fair value adjustment is presented as change in fair value of debt within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the loan and security borrowings payable was not attributable to instrument specific credit risk during the year ended December 31, 2022.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the current period. Repair and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets (in years):

Useful Lives
Computer equipment	3
Software	5
Furniture and fixtures	3
Leasehold improvements	Shorter of useful life or remaining lease term
Manufacturing equipment	10

Income Taxes

The Company uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a tax position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company includes interest expense and penalties related to its uncertain tax positions in interest expense and other expense, respectively.

Stock-Based Compensation

The Company has a stock incentive plan under which incentive stock options and restricted stock units (“RSUs”) are granted to employees and non-qualified stock options are granted to employees, investors, directors and consultants.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The fair value of the Company’s common stock underlying the awards has historically been determined by the board of directors with input from management and third-party valuation specialists, as prior to the Merger there was no public market for the Company’s common stock. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, transactions in the Company’s stock, and general and industry specific economic outlook, amongst other factors.

Equity-classified awards issued to employees, non-employees, and directors are measured at the grant-date fair value of the award. Forfeitures are recognized as they occur. For accounting purposes, the Company estimates grant-date fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rates, the expected term of the option, the expected volatility of the price of the Company’s common stock, and the expected dividend yield of the Company’s common stock. The fair value of each RSU is the fair value of the underlying common stock on the grant date.

Net Loss Per Share of Common Stock

The Company computes earnings per share (“EPS”) following ASC Topic 260, Earnings Per Share. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net income (loss) equals comprehensive income (loss) for all periods presented.

Related Parties

As of December 31, 2022, the Company owed $1.0 million to ACE affiliates and $0.2 million to a member of the Company’s board of directors, in connection with the merger activities.

Other than the related party borrowings described in Note 6, there were no other material related-party transactions during the year ended December 31, 2022 and 2021.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2023, with early application permitted. The Company is evaluating the impact and does not expect a material impact of adopting this new accounting guidance on its consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires accounting for contract assets and liabilities from contracts with customers in a business combination to be accounted for in accordance with ASC 606. The standard is effective for fiscal years beginning after

December 15, 2022. The Company is evaluating the impact and does not expect a material impact of adopting this new accounting guidance on its consolidated financial statements.

(3)	Fair Value Measurements

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1: Quoted prices for identical assets or liabilities in active markets at the measurement date.
●

Level 2: Inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities, in active markets or other inputs that are observable or can be corroborated with market data at the measurement date.

●	Level 3: Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, certain term loans and loan and security borrowings, warrant liabilities, and earnout liabilities. The Company has determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, finance leases, and certain loan and security borrowings approximates the fair value due to their short-term maturities.

The following table provides a summary of all financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Warrant liabilities	$—	$389	$—	$389
Earnout liability – Tempo Earnout	—	—	410	410
Earnout liability – Additional Period Shares	—	—	763	763
A&R LSA Borrowings	—	—	20,101	20,101
Total	$—	$389	$21,274	$21,663

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Warrant Liability	$—	$—	$5,573	$5,573
Total	$—	$—	$5,573	$5,573

The private warrants were valued using the publicly available price of the public warrants, adjusted as appropriate for unobservable lack of liquidity inputs.

The fair value of the Tempo Earnout Shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. As of November 22, 2022, the fair value of the Tempo Earnout Shares associated with each Tranche 1 and Tranche 2 was $0.29 per share and $1.76 per share, respectively. As of December 31, 2022 the fair value of the Tempo Earnout Shares associated with each Tranche 1 and Tranche 2 was $0.02 and $0.13 per share. In determining the fair value of the Tempo Earnout Shares as of December 31, 2022, the Company used the following inputs:

December 31, 2022
Volatility	12.5% - 38.0%
Discount rate	9.1% - 17.7%
Expected term	4.8 years

The fair value of the Additional Period Shares is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time incurred to meet the minimum VWAP as discussed above. The earnout shares are measured at fair value using the Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time incurred to meet the minimum VWAP. As of November 22, 2022 and December 31, 2022, the fair value of the Additional Period Shares was nil and $0.76 per share, respectively. In determining the fair value of the Additional Period Shares as of December 31, 2022, the Company used the following inputs:

December 31, 2022
Volatility	4.7%
Discount rate	50.4%
Expected term	1.1 years

The fair value of the A&R LSA borrowings is determined based on “Level 3” inputs, due to a lack of market data over inputs such as the volatility and the time to various settlement events, including a maturity, liquidity, prepayment, default and dissolution scenarios. The A&R borrowings are measured at fair value using a Monte Carlo valuation model. The valuation model utilized various key assumptions, such as volatility, discount rate and time until the achievement of various scenarios.

(4) Other Balance Sheet Components

(a)	Inventory

Inventory consists of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$2,127	$158
Work in progress	451	721
Total inventory	$2,578	$879

(b)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expense	$401	$650
Other current assets	343	242
Total prepaid expenses and other current assets	$744	$892

(c)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Manufacturing equipment	$9,743	$9,732
Leasehold improvements	3,993	4,811
Computer equipment	453	489
Office furniture and fixtures	462	462
Software	248	248
Total property and equipment	14,899	15,742
Less accumulated depreciation	(8,385)	(6,851)
Total property and equipment, net	$6,514	$8,891

Depreciation expense for the years ended December 31, 2022 and 2021 was $2.2 million and $2.3 million, respectively. During the year ended December 31, 2022, the Company recognized an impairment charge of $0.2 million to the leasehold improvements.

These impairment charges were recorded within impairment loss in the consolidated statements of operations. During the year ended December 31, 2021, the Company did not have any impairment charges.

(d)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred transaction costs(1)	$—	$1,926
Advance rent and prepaids	83	749
Deposits	—	250
Total other noncurrent assets	$83	$2,925
(1)	Deferred transaction costs were expensed at the consummation of the merger transaction.

(e)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued legal fees(1)	$4,053	$1,562
Accrued professional fees(1)	2,446	1,398
Accrued sales and business taxes	221	241
Accrued cost of revenue	176	236
Warranty liability	49	54
Other accrued liabilities	264	480
Total accrued expenses	$7,209	$3,971
(1)	These accrued legal and professional fees primarily relate to the merger transaction, as discussed in Note 1 – Organization.

(f)	Accrued Compensation and Related Benefits

Accrued compensation and related benefits consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued payroll	$380	$41
Accrued vacation	244	—
Accrued commissions	39	121
Accrued bonus	—	647
Accrued payroll taxes	26	356
Other accrued benefits	—	84
Total accrued compensation and related benefit	$689	$1,249

(5)	Borrowing Arrangements

Term Loan and Credit Facility with Financial Institution

On June 23, 2021, the Company entered into an amended and restated loan and security agreement with the financial institution expanding its Term Loan obligation from $4.0 million to $10.0 million, with the maturity date extended to September 1, 2022 and a loan commitment fee of $50 thousand. For the Term Loan the Company is required to make monthly interest only payments from January 2021 through December 2021, thereafter certain monthly principal plus interest payments for a period of 8 months beginning from January 2022 and a final payment of the balance principal and interest outstanding under the agreement in September 2022. The amended and restated term loan debt bears interest at the greater of (a) Wall Street Journal Prime plus 5.00%, floating or (b) 8.25% per annum.

In addition, the Company issued 18,601 warrants to the lender which are exercisable to purchase the Company’s common stock at $8.85. For further details on the warrants issued in conjunction with the term loan, see Note 8.

On October 14, 2021, the Company paid $10.3 million to settle the credit facility under the amended and restated loan and security agreement with Silicon Valley Bank including $0.3 million of interest.

Equipment Loan and Security Agreement

On January 29, 2021, the Company entered into an equipment loan and security agreement with SQN Venture Income Fund II, LP. The overall loan facility provides for a maximum borrowing capacity of $6.0 million consisting of two tranches, each tranche with a borrowing capacity up to $3.0 million.

On January 29, 2021, the Company drew down $3.0 million under the first tranche of the facility. The Company is required to make monthly payments for a period of 42 months on this tranche plus end of term payment fee of $0.2 million which is accreted to interest expense over the term of the agreement. The loan has a maturity date of July 2024. An additional $3.0 million can be drawn by the Company, provided that certain criteria are met, such as the Company not having defaulted on the first tranche and there having not been a material adverse change (as defined in the Loan Agreement) as of the date for the borrowing request. The loan facility is used for financing certain equipment purchases. The equipment financed through the loans serves as collateral for the loan.

The loan bears a cash interest of 8.95% per annum. Interest is payable on the first day of the month. If the loan is in default, it shall bear interest at a rate of an additional 5% per annum. The loan interest expense and discount amortization interest for the year ended December 31, 2022 was $0.1 million and $34 thousand, respectively. The Company was in compliance with the covenants as of December 31, 2022.

In conjunction with entering into the equipment loan and security agreement, the Company entered into a warrant agreement with the lender and issued 18,417 warrants exercisable for the Company’s common stock at $5.51. For further details on the warrants issued in conjunction with the equipment loan and security agreement, see Note 8.

Paycheck Protection Program Loan

In May 2020, the Company was granted a loan under the Paycheck Protection Program offered by the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), section 7(a)(36) of the Small Business Act for $2.5 million. The loan is evidenced by a promissory note and bears interest at 1% with no principal payments for the first 6 months. Monthly payments of principal and interest of approximately $0.1 million begin in December 2020, subject to deferral as the Company has applied for debt forgiveness, and continue through maturity in May 2022, if required. The loan is subject to partial or full forgiveness if the Company uses all proceeds for eligible purposes; maintains certain employment levels; and maintains certain compensation levels in accordance with and subject to the CARES Act and the rules, regulations, and guidance.

The Company applied for forgiveness of the PPP loan and was notified that the entire $2.5 million PPP loan was forgiven in August 2021. Loan forgiveness of $2.5 million is reflected in other income and expense section in the consolidated statements of operations. Even though the PPP loan was forgiven, it remains subject to audit by the SBA.

June 2021 Credit Facility

On June 23, 2021, the Company entered into the June 2021 Credit Facility with SQN Venture Income Fund II, LP. The June 2021 Credit Facility provides for a maximum borrowing capacity of $20.0 million consisting of two tranches, each tranche with a borrowing capacity of $10.0 million.

On June 23, 2021, the Company drew down $10.0 million of the facility. The Company was required to make monthly interest-only payments for a period of 18 months and thereafter, principal and interest payments under the agreement although the maturity date of December 2022. On August 13, 2021, the Company drew down the remaining $10.0 million. The second tranche had a maturity date of February 2023. The June 2021 Credit Facility was used for general working capital purposes. This loan bore cash interest of 10% per annum. Interest was payable on the first day of the month. Additionally, this loan bore a Paid-in-Kind (“PIK”) interest of 2% per annum with PIK interest capitalized, compounded, and added to the principal balance monthly in arrears. The PIK interest became payable upon maturity. If the term loan was in default, it would bear interest at an additional 5%. The Company paid a nonrefundable facility fee of $0.2 million.

In conjunction with entering into the June 2021 Credit Facility, the Company entered into a warrant agreement with the lender and issued 90,948 warrants exercisable for the Company’s common stock at $8.85. For further details on the warrants issued in conjunction with the June 2021 Credit Facility, see Note 8.

Loan and Security Agreement

On October 13, 2021, the Company entered into the Loan and Security Agreement (“LSA”) with Structural Capital Investments III, LP, Series Structural DCO II, a series of Structural Capital DCO, LLC, SQN Tempo Automation, LLC, SQN Venture Income Fund II, LP, and Ocean II PLO LLC. The LSA replaced the June 2021 Credit Facility, providing for maximum borrowing capacity of $150.0 million consisting of four tranches. Per the LSA, borrowings of $20.0 million from tranches 1 and 2 from the June 2021 Credit Facility were replaced by a new tranche 1 in the amount of $20.0 million. Borrowing capacity for tranche 2 is $20.0 million which shall be available to draw by the Company upon sooner of the de-SPAC with ACE or closing of the acquisition with Whizz. Borrowing capacity for tranche 3 and tranche 4 of the LSA is $40.0 million, and $70.0 million, respectively, which shall be available to draw by the Company upon the de-SPAC with ACE, subject to lender approval. The tranches have an earliest expiration date of December 23, 2022.

The termination of the June 2021 Credit Facility and subsequent borrowings under tranche 1 of the LSA was accounted for as a partial extinguishment of debt. Specifically, upon entering into the LSA, the Company became indebted to a new lender in the amount of $6.0 million, while $14.0 million of obligations are due to the same lender group party to the June 2021 Credit Facility. The $6.0 million was reflected as a debt repayment with the old lender and was accounted for as an extinguishment of debt. Accordingly, the Company recorded a loss on extinguishment of $0.3 million related to the write off of unamortized debt discount. The Company also evaluated the $14.0 million of debt outstanding with continuing lenders and concluded the transaction should be treated as a modification of debt.

Borrowings under tranches 2, 3 and 4 of the LSA bear interest equal to the greater of (i) 10.5%, and (ii) 7.25% plus the prime rate then in effect, provided however, for all advances made after the occurrence of the public trading trigger, a per annum rate of interest equal to the greater of (i) 9.5%, and (ii) 6.25% plus the prime rate then in effect shall apply. Borrowings under tranche 1 bear interest equal to 10%. In addition, interest will accrue at an additional 2% per annum rate on the outstanding borrowing made under the tranche 1, which shall be capitalized and be compounded and added to the principal balance of the Tranche 1 Loan monthly in advance on the next monthly payment date.

For borrowings made pursuant to the LSA, the Company is further committed to a fee in an amount sufficient, if needed, to increase the lender’s minimum return to 1.20:1.00 if payable on or before the first anniversary of such borrowing, 1.30:1.00 if payable after the first anniversary of such borrowing but on or before the second anniversary of such borrowing, 1:35:1.00 if payable after the second anniversary of such borrowing but on or before the third anniversary of such borrowing, or 1.40:1.00 if payable after the third anniversary of such borrowing.

On January 11, 2022, the Company entered into the first amendment to the LSA to convert $10.0 million of availability under the tranche 2 loan to the tranche 1 loan. This amendment expanded the tranche 1 from $20.0 million to $30.0 million and reduced the tranche 2 loan from $20.0 million to $10.0 million. For the original $20.0 million borrowed under tranche 1, the maturity date is

December 23, 2022 and the $10.0 million borrowed under the expanded portion of tranche 1 provides for a maturity date of February 12, 2023.

On January 20, 2022, in conjunction with the LSA, the Company entered into warrant agreements with the various lenders involved under the LSA to issue a certain number of warrants to purchase stock based on the percentage of each tranche borrowing exercisable for the Company’s stock at the lowest of (i) $2.82 per share, (ii) the lowest price per share the Company receives for a share of stock, and (iii) the lowest price the Company receives for a share of future round of stock, see Note 8.

On May 1, 2022, the Company was in breach of its covenants under the LSA. As a result, the Company recorded $0.9 million of default interest expense in the Company’s consolidated statements of operations during the year ended December 31, 2022.

On August 25, 2022, Tempo exchanged approximately $3.6 million of amounts due under the LSA for newly issued bridge notes, whereby Tempo entered into an August 2022 Bridge Note Agreement (as defined in Note 6 below) with the lenders under the LSA (collectively, the “Initial Bridge Investors”). Pursuant to the agreement, in satisfaction of certain LSA obligations, Tempo agreed to issue a $3.6 million note (“LSA Convertible Note”) which is comprised of accrued interest, PIK interest and future interest from August 2022 through maturity of the LSA. The transaction was accounted for as an extinguishment of debt and the Company recorded a loss on extinguishment of $10.1 million. As discussed in Note 6, the Company elected to account for the August 2022 Bridge Notes, including those issued as LSA Convertible Notes, under the fair value option.

The following table sets forth the components of loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

Amount
Carrying value of extinguished debt	$30,407
Accrued interest	520
Fair value of new LSA	(28,154)
Fair value of LSA Convertible Note	(12,903)
Loss on extinguishment of debt	$(10,130)

November 2022 Amended and Restated LSA

On November 22, 2022, in connection with the closing of the Merger, the Company entered into that certain First Amended and Restated Loan and Security Agreement (“A&R LSA”), by and among, the Company, as borrower and the LSA lenders, pursuant to which the Lenders committed to lend the Company up to $20.0 million in term loan financing (the “A&R LSA Facility” or the “Credit Facility”). The A&R LSA amended and restated in its entirety that certain LSA, dated as of October 13, 2021, by and among the Company and the lenders. The A&R LSA bears interest equal to a per annum rate of the greater of (i) 9.75%, and (ii) 4.25% plus the prime rate then in effect. Additionally, this loan bears a PIK interest of 3.25% per annum with PIK interest capitalized, compounded, and added to the principal balance monthly in arrears. As of December 31, 2022, the Company had $0.1 million of accrued PIK interest associated with A&R LSA. Repayments of the principal balance outstanding from the A&R LSA commence in December 2023. The A&R LSA Facility matures on December 1, 2025, but if this loan is not fully repaid by May 15, 2024, the Company would be required to pay an exit fee equal to 80% of the principal. As of December 31, 2022, the Company was in compliance with the debt covenants under the A&R LSA. As of the filing date of this Annual Report, the Company was not in compliance with the Unrestricted Cash Covenant which triggered the default interest rate provision and makes the debt callable by the lenders.

On November 22, 2022, pursuant to terms of the A&R LSA, the Company repaid a portion of the outstanding balance under the LSA to the Lenders in a cash amount equal to $3.0 million, and $0.4 million in lender fees. Additionally, the Lenders entered into the Lender Subscription Agreements(the “LSA”) pursuant to which a portion of the outstanding balance under the LSA in an amount equal to $7.0 million was converted into 700,000 shares of common stock at a conversion rate of $10.00 per share. As a result of the modification, tranches 2 through 4 of the original LSA were removed and are not available to be drawn under the new facility. The amendment to the LSA was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $13.3 million.

On the date of the extinguishment, the Company has elected to account for borrowings under the A&R LSA under the fair value option. The following table sets forth the components of loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

Amount
Carrying value of extinguished debt	$29,351
Fair value of A&R LSA	(20,000)
Principal repayment	(3,000)
Fair value of common stock issued	(7,336)
Fair value of PIPE Incentive Shares issued	(11,738)
Fair value of Additional Period Shares liability	(1)
Financing fees	(614)
Loss on extinguishment of debt	$(13,338)

The following table sets forth the net carrying amounts of borrowings as of December 31, 2022 (in thousands):

	Loan Payable,	Loan Payable,
	Current	Noncurrent	Total
SQN Equipment Loan	$876	$663	$1,539
A&R LSA (FVO)	20,101	—	20,101
Total loan payable	$20,977	$663	$21,640

SQN Equipment Loan

As of December 31, 2022
Total loan payable	$1,472
Add: accretion of final interest payable	106
Less: loan payable, current	(876)
Less: unamortized debt discount	(39)
Total loan payable, noncurrent	$663

A&R LSA (FVO)

Fair Value – Level 3
Balance, January 1, 2022	$—
Additions	20,000
Less: Payments	(250)
Change in fair value	351
Balance, December 31, 2022	$20,101

LSA Convertible Note

Fair Value – Level 3
Balance, January 1, 2022	$—
Additions	12,902
Change in fair value	2,527
Converted to common stock	(15,429)
Balance, December 31, 2022	$—

Immediately prior to the closing of the Merger, the outstanding LSA Convertible Note was converted into shares of Tempo common stock. The Company performed a final measurement of the LSA Convertible Note to fair value and the related fair value change of $15.6 million was recorded within additional paid in capital on the consolidated balance sheet.

In determining the fair value of the A&R LSA as of December 31, 2022, the Company used the following inputs:

December 31, 2022
Expected term	3 years
Discount rate	13.42%

	As of December 31, 2021
			SQN
	LSA	LSA	Equipment
	Tranche 1.1	Tranche 1.2	Loan	Total
Total notes payable	$10,000	$10,000	$2,302	$22,302
Add: accretion of final interest payable	108	79	56	243
Less: loan payable, current	(9,702)	—	(784)	(10,486)
Less: unamortized debt discount	(406)	(218)	(84)	(708)
Total loan payable, noncurrent	$—	$9,861	$1,490	$11,351

The notes payable future contractual principal payments are as follows during the years noted (in thousands):

As of
December 31, 2022
2023	$1,205
2024	4,885
2025	15,550
Total future principal payments	$21,640

(6) Borrowing Arrangements – Related Party

Convertible Promissory Notes

On January 18, 2022, the Company issued convertible promissory notes to P72 and Lux for gross proceeds of $5.0 million (the “2022 Promissory Notes”). The 2022 Promissory Notes bear simple interest on the unpaid principal at a rate of 10% per year and are due and payable by the Company on demand any time after November 15, 2022. The outstanding amount convert into securities of ACE upon the earlier to occur of the closing of the transactions and the closing of the first qualified financing following any termination of the business combination agreement as applicable.

The exchange feature of the 2022 Promissory Notes was deemed an embedded derivative requiring bifurcation from the 2022 Promissory Notes (the “host contract”) and separate accounting as an embedded derivative liability. The proceeds from the 2022 Promissory Notes were first allocated to the embedded derivative liability, resulting in an embedded derivative liability of $0.1 million on issuance, with the remaining proceeds allocated to the host contract.

The amended and restated 2022 Promissory Notes do not embody a bifurcated exchange feature described above. As such, the extinguishment date fair value of exchange feature was included in the calculation of the debt extinguishment to derecognize the previously bifurcated derivative liability. The Company recognized $0.2 million and $40 thousand as loss on debt extinguishment and fair value change on derivatives, respectively, during the year ended December 31, 2022 in the accompanying consolidated statements of operations.

As discussed below, on August 25, 2022, the 2022 Promissory Notes were amended and restated and the transaction was accounted for as a debt extinguishment. The Company recorded a loss on extinguishment of $17.2 million which was equivalent to the difference between the carrying value of the 2022 Promissory Notes and the fair value on the modification date.

The following table sets forth the components of loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

Amount
Carrying value of extinguished debt	$5,265
Fair value of embedded derivative	154
Fair value of 2022 Promissory Notes	(19,030)
Fair value of issued warrants	(3,568)
Loss on extinguishment of debt	$(17,179)

Bridge Note

In May 2022, the Company entered into the Bridge Note with ACE and AEPI, which was replaced in its entirety on substantially the same terms on July 1, 2022, pursuant to which AEPI agreed to loan to Tempo up to an aggregate principal amount of $5.0 million, $4.6 million of which was advanced to Tempo as of September 30, 2022.

The Bridge Note has an interest rate of 12% per annum, payable in-kind by increasing the outstanding principal amount of the Bridge Note. Interest shall be deemed to have commenced on May 19, 2022. The Bridge Note replaced a May 2022 loan on substantially the same terms in its entirety.

The conversion option of the Bridge Note was deemed an embedded derivative requiring bifurcation from the Bridge Note (the “host contract”) and is separately accounted for as an embedded derivative liability. The proceeds from the Bridge Note were first allocated to the embedded derivative liability, resulting in an embedded derivative liability of $0.1 million on issuance, with the remaining proceeds then allocated to the host contract.

On August 25, 2022, the Bridge Note was amended and restated on substantially similar terms to the August 2022 Bridge Notes (as defined below).

The amended and restated convertible bridge notes do not embody a bifurcated exchange feature described above. As such, the extinguishment date fair value of exchange feature was included in the calculation of the debt extinguishment to derecognize the previously bifurcated derivative liability. The Company recognized $61 thousand as a fair value change on derivatives during the year ended December 31, 2022 in the accompanying consolidated statements of operations.

As discussed below, on August 25, 2022, the Bridge Note was amended and restated and the transaction was accounted for as a debt extinguishment. The Company recorded a loss on extinguishment of $11.6 million which was equivalent to the difference between the carrying value of the Bridge Note and the fair value on the modification date.

The following table sets forth the components of loss on debt extinguishment recorded in the consolidated statements of operations for the year ended December 31, 2022 (in thousands):

Amount
Carrying value of extinguished debt	$4,477
Fair value of embedded derivative	—
Fair value of Bridge Note	(16,106)
Loss on extinguishment of debt	$(11,629)

August 2022 Bridge Notes

On August 25, 2022, Tempo entered into a note purchase agreement with the Initial Bridge Investors under the Loan and Security Agreement, pursuant to which Tempo agreed to issue up to $5.0 million in aggregate principal amount of August 2022 Bridge Notes to the Initial Bridge Investors for aggregate cash proceeds of approximately $1.4 million and the cancellation of approximately $3.6 million of outstanding amounts owed under the Loan and Security Agreement, refer to Note 6 for further discussion. Further on the same date the Bridge Note and 2022 Promissory Note investors made a $1.2 million cash investment and received Notes valued at $4.4 million. The Company recorded an other financing cost in the consolidated statement of operations of $3.2 million, as the excess of the fair value of the debt over the proceeds received resulted in an up-front expense given that no other transaction element of value was identified.

The August 2022 Bridge Notes initially bear interest at a rate of 10% per annum. The August 2022 Bridge Notes will mature, and all outstanding principal and accrued but unpaid interest thereunder will be due and payable by Tempo, on the earlier of August 25, 2023 and the time at which such outstanding amount becomes due and payable upon an event of default under the August 2022 Bridge Notes.

Upon the closing of the Merger, all outstanding amounts under the August 2022 Bridge Notes, together with all accrued and unpaid interest thereon, as of such time automatically convert in full into a number of shares of Tempo stock, such that the value of the securities received by the holder of any August 2022 Bridge Note will equal the product of (x) the aggregate principal amount, together with any accrued but unpaid interest, outstanding under such August 2022 Bridge Note as of the time of such conversion multiplied by (y) four.

On August 25, 2022, as a condition to closing the issuance and sale of the August 2022 Bridge Notes, Tempo:

●	Amended and restated the 2022 Promissory Notes and the Bridge Note on substantially similar terms to the August 2022 Bridge Notes.
●	Entered into an amended and restated warrant with existing investors, which amended and restated that certain Warrant to Purchase Shares of Common Stock, dated as of October 11, 2021, to, among other things, provide for the automatic conversion, with an amended exercise price of zero, of such warrant into shares of Tempo common stock upon the consummation of the business combination, a business combination or similar transaction with another special purpose acquisition company, the consummation of a qualified financing or the consummation of an initial public offering or direct listing.

At the time of issuance of the August 2022 Bridge Notes, the Company elected to account for the amended and restated 2022 Promissory Notes, the amended and restated Bridge Note and the August 2022 Bridge Notes under the fair value option.

The following table sets forth the activity and net carrying amount of related party convertible note borrowings accounted for under the fair value option as of and for the year ended December 31, 2022 (in thousands):

Fair Value – Level 3
Balance, January 1, 2022	$—
Additions	39,593
Change in fair value	7,887
Converted to common stock	(47,480)
Balance, December 31, 2022	$—

Immediately prior to the closing of the Merger, the outstanding related party convertible note borrowings converted into shares of Tempo common stock. The Company performed a final measurement of the August 2022 Bridge Notes, the 2022 Promissory Notes, and the Bridge Note to fair value and the related balance of $47.3 million was reclassified in additional paid-in capital.

Asia-IO

Upon close of the Merger, the Company has assumed a $0.6 million working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited, a related party. The Working Capital Facility does not bear interest, and does not have a maturity date. As of December 31, 2022, $0.6 million of the Working Capital Facility remains outstanding in loan payable - related party, current in the consolidated balance sheets.

(7) Stockholders’ Deficit

Effective with the closing of the closing of the Merger the Company restated its articles of incorporation. Under the amended and restated articles of incorporation, the Company has authorized the issuance of 600,000,000 shares of common stock, having a $0.0001 par value per share and the issuance of 20,000,000 shares of preferred stock, having a par value of $0.0001 per share.

 The Company has reserved shares of common stock for issuance related to stock options and RSUs, warrants, shares reserved for future grants and earnout shares:

As of
December 31,
2022
Warrants to purchase common stock	18,106,559
Options to purchase common stock and RSUs	4,374,189
Shares reserved for future grants	2,639,329
Earnout shares	7,000,000
Total shares of common stock reserved	32,120,077

(8)	Warrants

Since inception, the Company has issued warrants in conjunction with various debt financings. The Company accounts for its warrants in accordance with ASC 815-40 and ASC 480-10 as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants are classified as liabilities when there is variability in the number of shares, and when the variability is not related to an implicit or explicit input to the valuation of the Company. Liability-classified warrants are remeasured at each reporting date until settlement, with changes in the fair value recognized in change in fair value of warrants and debt in the consolidated statements of operations. Warrants that meet the fixed-for-fixed criteria or contain variability related to an implicit or explicit input to the valuation of the Company are classified as equity instruments. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

During the period ended December 31, 2022 and 2021, the Company had various warrant transactions:

●

In January 2021, the Company entered into a warrant purchase agreement with SQN Venture Income Fund II, LP to issue 18,417 warrants to purchase common stock in conjunction with entering into the Equipment Loan and Security Agreement. The exercise price of these warrants is $5.51 per share. The Company concluded that these warrants are liability classified and shall be measured at fair value at grant date using the BSM option pricing model and subsequently remeasured at each reporting date.

●

In June 2021, the Company issued 18,601 common stock warrants in conjunction with the Term Loan and Credit Facility between the Company and Silicon Valley Bank. These warrants are exercisable for shares of common stock at $8.85 per share and expire in June 2031. The common stock warrants are valued using the BSM option pricing model. The warrants are not remeasured in future periods as they meet the conditions for equity classification.

●

In June 2021, the Company entered into a warrant purchase agreement with SQN Venture Income Fund II, LP to issue 90,948 warrants to purchase Common Stock in conjunction with entering into the June 2021 Credit Facility. The exercise price of these Common Stock warrants is $8.85 per share. The Company concluded that the common stock warrants are liability classified and shall be measured at fair value at grant date using the BSM option pricing model and subsequently remeasured at each reporting date.

●

In October 2021, the Company issued 402,955 common stock warrants to an existing investor pursuant to negotiations with the investor to consider continued future investment. These warrants are exercisable for shares of common stock commencing the earliest of (i) the closing date of an initial public offering, or (b) the date of the Company’s completion of a transaction or series of related transactions (by merger, or consolidation, share exchange or otherwise) with a publicly traded special purpose acquisition company or its subsidiary. The warrant exercise price is $16.54 per share and the warrants expire in October, 2024. The warrants were measured at fair value on the issuance date.

●

On January 20, 2022, in conjunction with the LSA, the Company entered into warrant agreements with the various lenders involved under the LSA to issue a certain number of warrants to purchase stock based on the percentage of each tranche borrowing exercisable for the Company's stock at the lowest of (i) $2.82 per share, (ii) the lowest price per share the Company receives for a share of stock, and (iii) the lowest price the Company receives for a share of future round of stock.

●

On August 25, 2022, the Company entered into an amended and restated warrant agreement for the October 2021 warrants, which amended and restated that the warrants to purchase shares of common stock provide for the automatic conversion, with an amended exercise price of zero, of such warrant into shares of Tempo common stock upon the consummation of the business combination, a business combination or similar transaction with another special purpose acquisition company, the consummation of a qualified financing or the consummation of an initial public offering or direct listing. The amended common stock warrants are liability-classified instruments under ASC 815-40 due to these not being indexed to the Company’s equity.

●

On August 25, 2022, the Company entered into a warrant purchase agreement with existing investors to issue 3,114,193 warrants to purchase common stock in conjunction with entering into various loans. The exercise price of these common stock warrants is $16.54 per share and upon a change in control transaction, the exercise price of these warrants resets to $0. The Company concluded that the common stock warrants are liability classified and shall be measured at fair value at grant date using the BSM option pricing model and subsequently remeasured at each reporting date. The fair value at time of issuance was $27.6 million and was recognized as an other financing cost in the consolidated statement of operations, as the excess of the fair value of the warrants over the proceeds received resulted in an up-front expense given that no other transaction element of value was identified.

●

Upon the Closing, on November 22, 2022, Tempo used its commercially reasonable efforts to cause the holder of each outstanding and unexercised warrant of Tempo to exercise such warrants in exchange for shares of Tempo common stock. Each Tempo warrant that remained outstanding and unexercised was converted into a New Tempo warrant at the Exchange Ratio. The exercise of such warrants resulted in the issuance of 3,679,148 Tempo common shares. The fair value of Tempo’s existing liability classified warrants was removed when exercised. The warrants were exercised via the “cashless” exercise provision.

●

With the Merger, the Company assumed 11,499,987 public warrants and 6,600,000 private warrants from ACE. The public warrants and private warrants were accounted for by the Company as equity classified warrants and liability classified warrants, respectively.

Equity Classified Warrants

The following warrants assumed from ACE were outstanding as of December 31, 2022:

Warrants to purchase	Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	11,499,987	$11.50	7/27/2020	11/21/2027

The following warrants were outstanding as of December 31, 2021:

Warrants to purchase	Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	31,121	$5.51	6/3/2020	6/3/2030
Common Stock	18,601	8.85	6/23/2021	6/22/2031
Common Stock	402,955	16.54	10/11/2021	10/11/2024
	452,677

Liability Classified Warrants

As of December 31, 2022, the Company has the following liability-classified warrants outstanding:

Warrants to purchase	# of Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	6,572	$16.17	10/13/2017	10/13/2027
Common Stock	4,759,536	$11.50	7/27/2020	11/21/2027
Common Stock	468,750	$11.50	7/27/2020	11/21/2027
Common Stock	891,714	$11.50	7/27/2020	11/21/2027
Common Stock	480,000	$11.50	7/27/2020	11/21/2027
	6,606,572

Warrants which are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheets. At December 31, 2022, above list of warrants are valued using the active observable market quote. The warrant liability, therefore, represents a Level 1 measurement within the ASC 820 fair value measurement hierarchy, as on December 31, 2022.

The following table details the changes in fair value of the liability-classified warrants, for the year ended December 31, 2022 (in thousands):

Fair Value
Warrants outstanding - January 1, 2022	$5,573
Warrants issued and modified	32,514
Assumed from ACE upon Closing	1,122
Exercised or converted to common stock upon Closing	(38,389)
Change in fair value, net	(431)
Warrants outstanding – December 31, 2022	$389

As of December 31, 2021, the Company has the following liability-classified warrants outstanding:

Warrants to purchase	Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	10,016	$6.74	11/24/2015	11/24/2025
Common Stock	4,453	6.74	11/22/2016	11/22/2026
Common Stock	6,573	16.19	10/13/2017	10/13/2027
Common Stock	18,417	5.51	1/29/2021	1/29/2031
Common Stock	90,948	8.85	6/24/2021	6/24/2031
	130,407

As of December 31, 2021, and previous reporting periods, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical warrant volatility assumption within the BSM option pricing model represents a Level 3 measurement within the ASC 820 fair value measurement hierarchy. The following table details the changes in fair value of the liability-classified warrants, for the year ended December 31, 2021 (in thousands):

Fair Value
Warrants outstanding – January 1, 2021	$86
Warrants issued and modified	1,245
Change in fair value, net	4,242
Warrants outstanding – December 31, 2021	$5,573

The change in fair value, net as shown in the table above is recorded as change in fair value of warrant liability in the consolidated statements of operations.

For warrants revalued during the period, the warrants were valued using a Black-Scholes valuation model which considers the value of the instruments under a SPAC scenario and a non-SPAC scenario, using the following assumptions:

December 31, 2021
Expected term	3.89 - 9.48	years
Expected volatility	64.29% - 64.44%
Risk-free interest rate	1.12% - 1.52%
Expected dividends	0%

(9)	Stock-Based Compensation

Amended And Restated 2015 Equity Incentive Plan

In April 2015, the board of directors of Tempo prior to the Merger (“Legacy Tempo”) adopted the 2015 Equity Incentive Plan (“the 2015 Plan”), which was subsequently approved by the Company’s stockholders. The 2015 Plan was terminated in connection upon the Closing, and accordingly, no shares are currently available for grant under the 2015 Plan. The 2015 Plan continues to govern outstanding awards granted thereunder.

The 2015 Plan permits the granting of incentive stock options, non-statutory stock options, and restricted stock to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, and to promote the success of the Company’s business. The board of directors, at its sole discretion, shall determine the exercise price but subject to certain terms in the Plan.

Options granted under the 2015 Plan expire 10 years from the date of grant. First time grants of incentive stock options and non-statutory options generally vest at a rate of 25% on the first anniversary of the grant date and then ratably monthly over the next three years. Upon termination of employment, any unvested options are automatically returned to the Company. In general, vested options that were not exercised within three months after termination are surrendered back to the Company.

In general, the awards issued by the Company are service based options, however, in July 2020, the Company issued 258,368 performance-based options to the chief financial officer of the Company which vest 100% subject to the occurrence of a qualified transaction within 36 months of its date of grant. Additionally, in March 2021, the Company issued 1,245,641 performance-based options to management employees and board of directors which vest 100% subject to the occurrence of a qualified transaction. In November 2021, the Company’s board of directors approved to (i) reduce the July 2020 grant achievement period by approximately six months; and (ii) extend the March 2021 grants achievement period by 12 months. During the three months ended December 31, 2022, the performance condition was achieved for 1,071,909 options, or 182,787 post-Merger common stock, and therefore vested. An additional 127,056 options, or 21,667 post-Merger common stock, will vest monthly over the next twelve months. The Company recognized expense associated with these options in the amount of $6.4 million for the year ended December 31, 2022. The unrecognized expense associated with the remaining options is $0.7 million as of December 31, 2022.

In March 2022, one of the Company’s executives was terminated and the 330,708 unvested options were modified to include a performance condition. The unvested options will vest upon a change of control within three months of the modification date. As of June 30, 2022, the performance condition was not met. As a result, no stock-based compensation was recorded and the unvested options were forfeited during the three months ended June 30, 2022.

In August 2022, the Company’s board of directors approved the (i) modification of 867,461 unvested service-based options of three terminated executives to include a performance condition; (ii) cancellation of 254,113 performance options issued in March 2021 and (iii) modification of 50,931 performance options granted in March 2021 to reduce the grant achievement period to November 2022. In November 2022, management determined the performance condition for the 918,392 modified performance options was not met. As a result, no stock-based compensation was recorded, and the unvested options were forfeited during the three months ended December 31, 2022.

2022 Incentive Award Plan

In November 2022, the board of directors adopted the 2022 Incentive Award Plan (“the 2022 Plan”), which was subsequently approved by the Company’s stockholders. The 2022 Plan provides that the initial aggregate number of shares of common stock available for issuance shall be the sum of (i) 12% of the total number of issued and outstanding shares of common stock on a fully diluted basis as of the Closing, which the Board has determined to be 3,896,412 shares of common stock (the “Initial Plan Reserve”) and (ii) an annual increase on the first day of each calendar year beginning on and including January 1, 2023 and ending on and including January 1, 2032, equal to the lesser of (A) a number equal to five percent (5%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board (the “2022 Plan Evergreen Increase”).

The 2022 Plan permits the granting of incentive stock options, restricted stock, restricted stock unit, cash-based awards and stock appreciation rights to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The board of directors, at its sole discretion, will establish each option’s and stock appreciation right’s exercise price and specify the exercise price in the award agreement of each holder.

Options and stock appreciation rights granted under the 2022 Plan expire 10 years from the date of grant.

First time grants of incentive stock options and non-statutory options generally vest at a rate of 25% on the first anniversary of the grant date and then ratably monthly over the next three years. Upon termination of employment, any unvested options are automatically returned to the Company. In general, vested options that were not exercised within three months after termination are surrendered back to the Company. These options are added back to the Plan and made available for future grants.

As of December 31, 2022, there were 2,639,329 common shares, available for issuance under the 2022 Plan.

Restricted Stock Unit Issuance

On September 9, 2022, Tempo issued 9,500,000 retention awards in the form of restricted stock units of Tempo (“Tempo RSUs”) to certain eligible employees and directors of Tempo. On September 23, 2022, ACE and Tempo entered into the Second Amendment to the Amended and Restated Agreement and Plan of Merger, pursuant to which the parties agreed, among other things, that all awards of Tempo RSUs that are outstanding at the closing of the Business Combination will, at the Effective Time, be converted into (a) restricted stock unit awards covering shares of Tempo common stock (“Tempo RSUs”) and (b) the right to receive a number of Tempo Earnout Shares.

Out of the above approved and issued RSUs, 4,750,000 RSUs were subject to service-based conditions which shall vest at a rate of 33.33% on the first anniversary of the grant date and then ratably quarterly over the next two years. The Company recorded $29 thousand in compensation expense for these service-based RSUs for the year ended December 31, 2022.

The remaining 4,750,000 RSUs were subject to performance-based conditions, 50% of which will vest upon achieving $15.0 million in quarterly revenue of Tempo and the remaining 50% will vest upon achieving $5.0 million in adjusted EBITDA of Tempo. The total fair value of these performance based RSUs was $4.3 million as of the issuance date of September 27, 2022. The Company recorded no compensation expense for these performance based RSUs for the year ended December 31, 2022 as achievement of the vesting condition was not deemed probable of occurring.

Option and RSU Activity

A summary of cumulative option activity under the 2015 Plan and the 2022 Plan is as follows:

	Options outstanding
		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise price	contractual term	intrinsic value
	shares	per share	(in years)	(in thousands)

Outstanding – January 1, 2022	16,457,475	$1.36	7.96	$104,554
Retrospective application of recapitalization	(13,651,211)	6.85
Adjusted balance – beginning of period	2,806,264	8.21	7.96	104,554
Options granted	705,520	6.85
Options exercised	(8,184)	6.01
Options forfeited	(713,205)	13.33
Options expired	(36,196)	6.92
Outstanding – December 31, 2022	2,754,199	4.73	7.46	77
Vested during the period	627,299	9.25	6.75	—
Vested at end of period	1,894,115	6.52	5.69	77
Exercisable at the end of the period	1,894,115	6.52	5.69	77
Shares expected to vest	860,064	5.24	9.20	—
Vested and expected to vest	2,549,745	6.26	6.71	77

The following is a summary of the 2015 Plan RSU activity for the year ending December 31, 2022:

		Weighted-
	Number of Awards	Average
	Outstanding	Grant Date Fair Value
Unvested Balance – January 1, 2022	—	$—
Granted	1,662,620	22.25
Forfeited	(42,630)	22.59
Unvested Balance – December 31, 2022	1,619,990	22.25

Determination of Fair Value

The Company estimates the fair value of share-based compensation for stock options and restricted stock units utilizing the BSM option pricing model, which is dependent upon several variables, discussed below. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation using the straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

Fair Value of Common Stock: The fair value of our common stock underlying the stock option awards is determined by the board. Given the absence of a public trading market, the board considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards are approved. These factors included, but are not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”) or sale of the Company, given prevailing market conditions. To evaluate the fair value of the underlying shares for grants between two independent valuations and after the last independent valuation, a linear interpolation framework is used to evaluate the fair value of the underlying shares.

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and primarily calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility: Since the Company does not have a trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with remaining term equivalent to expected term.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2022:

During the Year Ended
December 31,
2022
Expected term	0.50 - 6.00 years
Expected volatility	55.92% - 70.39%
Risk-free interest rate	1.54% - 3.71%
Expected dividends	0%

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying consolidated statements of operations during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Cost of goods sold	$501	$276
Research and development	1,615	540
Sales and marketing	465	402
General and administrative	8,708	1,320
Total stock-based compensation expense	$11,289	$2,538

As of December 31, 2022, there were a total of $3.4 million and $6.9 million of unrecognized employee compensation costs related to service-based options and RSUs, respectively. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.49 years and 2.69 years for service-based options and RSUs, respectively.

As of December 31, 2022, there were a total of $0.7 million of unrecognized employee compensation costs related to performance-based options. Such compensation cost is expected to be recognized over a weighted-average period of approximately 0.95 years for performance-based options.

Earnout Shares

During the period from the date of the Merger through December 31, 2022, the Company did not record stock-based compensation expense associated with the 1,824,463 Earnout Shares issued concurrently with the Merger as the performance conditions associated with the Earnout Shares were not deemed probable of achievement. Unrecognized stock-based compensation expense for Earnout Shares with a performance-based vesting condition that was not deemed probable of occurring as of December 31, 2022, is $2.1 million which is expected to vest subject to the performance-based vesting condition being satisfied or deemed probable.

(10)	Commitments and Contingencies

Operating Leases

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

	Classifications on the financial statements	As of December 31, 2022
Operating lease assets	Operating leases – right-of-use asset	$371
Operating lease liability, current	Operating lease liability, current	516
Operating lease liability, noncurrent	Operating lease liability, noncurrent	30

	Classifications on the financial statements	As of December 31, 2021
Operating lease assets	Operating leases– right-of-use asset	$1,323
Operating lease liability, current	Operating lease liability, current	1,111
Operating lease liability, noncurrent	Operating lease liability, noncurrent	546

The estimated incremental borrowing rate used to measure the lease liability is 8.95%. Prospectively, future rent expense under ASC 842 is calculated using the same methodology as required under ASC 840 in order to record straight line lease expense over the lease term. Rent expense recorded was $1.0 million for the years ended December 31, 2022 and 2021. Variable lease expenses for the years ended December 31, 2022 and 2021 were immaterial.

On August 8, 2022, the Company abandoned a section of their operating lease for the remainder of the lease term and has no intention of subleasing the space. The Company reassessed their asset grouping as the deployment of the ROU asset had changed and determined the abandoned lease was a new asset group. The Company concluded the abandoned section of their ROU asset was not recoverable and recognized an impairment charge of $0.1 million to the right of use asset, and a $0.2 million impairment charge to the leasehold improvements. These impairment charges were recorded within impairment loss in the consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows (in thousands):

As of December 31,
2022
2023	$531
2024	29
Total future lease payments	560
Less imputed interest	(14)
Total operating lease liability	$546

Finance Leases

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets and the consolidated statements of operations (in thousands):

	Classification on the financial statements	December 31, 2022
Finance lease assets	Property and equipment, net	$3,383
Finance lease liability, current	Finance lease, current	1,606
Finance lease liability, noncurrent	Finance lease, noncurrent	—
Depreciation of the leased asset	Cost of revenue	2,072
Lease interest expense	Other income (expense), net	414

	Classification on the financial statements	December 31, 2021
Finance lease assets	Property and equipment, net	$3,943
Finance lease liability, current	Finance lease, current	1,091
Finance lease liability, noncurrent	Finance lease, noncurrent	1,606
Depreciation of the leased asset	Cost of revenue	547
Lease interest expense	Other income (expense), net	598

Future minimum lease payments under finance lease are as follows (in thousands):

As of December 31,
2022
2023	$1,731
Total future lease payments	1,731
Less: imputed interest	(125)
Total finance lease liability	$1,606

The weighted average remaining lease term for our operating leases and finance leases is 0.6 years and 0.5 years, respectively and the weighted average discount rate of our operating leases and finance leases is 8.95% and 18.71%, respectively. Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating cash flows paid for operating leases	$1,215	$1,184
Financing cash flows paid for finance leases	1,504	1,504

(11)	Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Total current tax expense	$—	$—

The following reconciles income tax expense computed at the federal statutory rate with income tax expense as reported:

	Years Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
Federal net operating loss	—%	—%
Leases	—%	—%
Depreciation	—%	—%
State income tax	1.6%	9.6%
Permanent differences	(12.6)%	(6.8)%
Other	—%	—%
Valuation allowance	(10.0)%	(23.8)%
Effective income tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax asset (liability) as of December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets
Net operating losses	$34,780	$26,070
Stock options and Warrants	3,107	—
Property, plant and equipment and intangibles	2,620	—
Accruals and other	1,041	982
Total deferred tax assets	41,548	27,052
Less valuation allowance	(40,333)	(25,648)
Net deferred tax assets	1,215	1,404
Deferred tax liabilities
Property, plant, equipment, and intangibles	(1,125)	(1,017)
Lease liability	(90)	(387)
Total deferred tax liabilities	(1,215)	(1,404)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $128.7 million and $121.9 million for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2028 respectively. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year.

The Company has established a valuation allowance for U.S. federal and state deferred tax assets. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $40.3 million and $25.6 million as of December 31, 2022 and 2021, respectively. The change in valuation allowance of $14.4 million and $11.4 million in 2022 and 2021, respectively, is primarily related to the Company’s activities that give rise to a net operating loss carryover.

The unrecognized tax benefit is related to the Company’s reserves on Federal and California research and development tax credits. For the years ended December 31, 2022 and 2021, the activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Unrecognized tax benefits, beginning of period	$411	$411
Additions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Unrecognized tax benefits, end of period	$411	$411

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months.

The Inflation Reduction Act of 2022 (“IRA”) was passed and signed into law in August 2022, which contains various corporate income tax provisions, including a 15% corporate minimum tax, a 1% excise tax on stock repurchases, and new renewable energy tax credit regime. The Company is still analyzing the impact of such provisions but does not anticipate a material impact as a result of its passage.

Under the Tax Cuts and Jobs Act, research and development expenditures are no longer fully deductible and are required to be capitalized and amortized under Section 174 of the Internal Revenue Code in tax years beginning on or after January 1, 2022. The capitalized research expenses must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S. The mandatory capitalization requirement increased the Company’s deferred tax assets, which were fully offset by a valuation allowance.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law. Federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act, contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.The Company performed a formal Section 382 study analysis through December 31, 2022, and determined that a Section 382 “ownership change” occurred on November 22, 2022, in connection with the closing of the Merger. Based on the formal Section 382 study analysis prepared, federal net operating losses incurred by the Company through December 31, 2021 are not expected to be limited under Section 382, however any net operating losses generated in fiscal year 2022 could be subject to limitation.

(12)	Net Loss Per Share

No dividends were declared or paid for the years ended December 31, 2022 and 2021. Undistributed earnings for each period are allocated to participating securities for the applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The table below sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share data and per share amounts):

	Years ended December 31,
	2022	2021
Basic and diluted:
Net loss	$(144,851)	$(48,013)
Weighted-average number of shares of common stock outstanding	8,843,703	6,708,466
Basic and diluted net loss per share	$(16.38)	$(7.16)

Basic and diluted net loss per share attributable to common stockholders is the same for the years ended December 31, 2022 and 2021 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of December 31,
	2022	2021
Shares of common stock issuable from stock options and RSUs	4,374,189	2,806,264
Shares of common stock issuable from common stock warrants	18,106,559	583,084
Potential common shares excluded from diluted net loss per share	22,480,748	3,389,348

(13)	Subsequent Events

Alameda Lease Extension

On February 16, 2023, the Company entered into a three-month extension of the lease of its corporate headquarters through August 31, 2023.

Silicon Valley Bank Closure

Silicon Valley Bank was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC transferred all deposits to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“SVBB”). At the time of closing, the Company maintained substantially all of its cash and cash equivalents in deposit accounts with Silicon Valley Bank. The Company did not have any lending relationships with Silicon Valley Bank at the time of closing. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that Silicon Valley Bank depositors will have access to all their money starting March 13, 2023. The Company was able to access all of its funds at SVBB and has since transitioned its primary banking relationship to a national banking institution. The Company does not expect that the closure of Silicon Valley Bank will have an impact on the Company’s financial position and results from operations.

Optimum Merger Agreement

On March 25, 2023, the Company entered into a Securities Purchase Agreement to acquire all the outstanding equity of Optimum Design Associates, Inc. and Optimum Design Associates Pty. Ltd. (together “ODA”) for consideration of up to $6.8 million in cash, to be paid in three installments over one year, 4,400,000 shares of common stock, to be awarded within five days of the closing date of the Securities Purchase Agreement, and up to $7.5 million in additional consideration, to be awarded in the future dependent on the financial performance of ODA. The Company continues to assess the total impact of the acquisition as of the filing date.

White Lion Stock Purchase Agreement

Subsequent to December 31, 2022, the Company issued 350,000 shares of common stock to White Lion in exchange for $0.3 million in proceeds.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of certain material weaknesses in our internal control over financial reporting, as further described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal control:

(a)we did not maintain sufficient resources who possess an appropriate level of expertise to timely review account reconciliations and identify, select, and apply GAAP pertaining to revenue recognition, inventory, equity administration and to significant financing transactions including business combinations. These control deficiencies resulted in a failure to detect accounting errors in these areas; and

(b)as a result of insufficient resources, we failed to maintain adequate IT general controls, specifically, related to segregation of duties and system implementation.

If not remediated, these material weaknesses could result in material misstatements to the Company’s annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If the Company is unable to assert that its internal control over financial reporting is effective, or when required in the future, if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the common stock could be adversely affected and the Company could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Remediation Plans for Identified Material Weaknesses

In response to the identified material weaknesses, our management has begun the process of developing a remediation plan to improve our internal control over financial reporting for the year ending December 31, 2023. These remediation efforts include the hiring of additional accounting and finance personnel with appropriate expertise to strengthen our overall controls over the review of reconciliations, the application of GAAP and the IT environment. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company’s management will monitor the effectiveness of the Company’s remediation plans and will make changes management determines to be appropriate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information, as of the filing date of this Annual Report, concerning the persons who serve as our executive officers and directors.

Name	Age	Position
Executive Officers
Joy Weiss	62	President, Chief Executive Officer and Director
Ryan Benton	52	Chief Financial Officer, Secretary and Director
Directors
Behrooz Abdi	61	Director
Matthew Granade	46	Director
Omid Tahernia	62	Director
Jacqueline Schneider	58	Director

Joy Weiss has been our President and Chief Executive Officer and a member of our board of directors since November 2022. Prior to that, Ms. Weiss served as Legacy Tempo’s President and Chief Executive Officer from September 2019 to November 2022 and as a member of Legacy Tempo’s board of directors from December 2015 to November 2022. Ms. Weiss was one of Legacy Tempo’s earliest investors and one of its first outside advisors. Prior to joining Legacy Tempo, she served as Vice President, Data Center and Vice President, Internet of Things (IoT) at Analog Devices, Inc. (“Analog Devices”), a leading global semiconductor manufacturer, from March 2017 to September 2019. From 2012 to March 2017, Ms. Weiss served as President of the Dust Networks division of Linear Technology, Inc. (“Linear”), which was acquired by Analog Devices in March 2017. From 2004 to 2011, Ms. Weiss served as President and Chief Executive Officer of Dust Networks, Inc., a pioneer in the field of wireless sensor networking, which was acquired by Linear in December 2011. Prior to joining Dust Networks, Inc., Ms. Weiss served as an Executive in Residence of Blueprint Ventures and as Chief Executive Officer of Inviso. She currently serves on the board of Playworks, a national non-profit, and she has previously served on the boards of several other private companies. Ms. Weiss holds a degree in Electrical Engineering from the Massachusetts Institute of Technology. We believe that Ms. Weiss is qualified to serve on the Board due to her deep knowledge of Tempo and her extensive industry and leadership experience.

Ryan Benton has been our Chief Financial Officer, Secretary and a member of our board of directors since November 2022. Prior to that, Mr. Benton served as Chief Financial Officer of Legacy Tempo from July 2020 to November 2022. He has also served as a member of ACE’s board of directors since July 2020 and as a Board Member of Revasum, Inc. (“Revasum”), a publicly listed semiconductor capital equipment company, since September 2018. Since 2015, Mr. Benton has also served as an independent board member for Pivotal Systems, a publicly listed semiconductor component company, where he chairs the Audit & Risk Management Committee and serves as a member of the Remuneration & Nomination Committee. Between September 2018 and July 2020, Mr. Benton served as Chief Financial Officer of Revasum. Prior to joining Revasum, from August 2017 to September 2018, Mr. Benton served as Senior Vice President and Chief Financial Officer for BrainChip Holdings Ltd., a publicly listed AI software and chip solution provider and developer of neuromorphic circuits. From 2012 to August 2017, Mr. Benton held various positions at Exar Corporation, a fabless semiconductor chip manufacturer (“Exar”), including as Senior Vice President and Chief Financial Officer from 2012 through 2016 and Chief Executive Officer and Executive Board Member from 2016 until the sale of Exar to Maxlinear, Inc. in May 2017. From 1993 to 2012, Mr. Benton worked at several technology companies. He started his career as an auditor at Arthur Andersen & Company in 1991. Mr. Benton received a B.A. of Business Administration in Accounting from the University of Texas at Austin and he passed the State of Texas Certified Public Accountancy exam. We believe Mr. Benton is qualified to serve on the Board due to his deep knowledge of Tempo, his industry expertise and his experience serving on the boards of other public companies.

Omid Tahernia has been a member of our board of directors since November 2022. Prior to that, Mr. Tahernia served as a member of ACE’s board of directors from July 2020 to November 2022. Mr. Tahernia is currently an Executive Vice President for Bridgewest Group, LLC (“Bridgewest”), a position he has held since September 2020. Mr. Tahernia has also served as the Chief Executive Officer of Endura Technologies, a portfolio company of Bridgewest, since January 2021. Mr. Tahernia is the founder of SERNAI Networks, Inc. (“Sernai”), a developer of high-speed communication and intelligence-based interconnect solutions. Mr. Tahernia has served as the Chief Executive Officer of Sernai since November 2018. Since 2016, Mr. Tahernia has acted as a business and strategy advisor to several technology start-ups engaged in the Commercial IoT, Enterprise Data Center, IPTV Service Provider, Digital Healthcare, Artificial Intelligence and Semiconductor industries. From 2012 to 2015, Mr. Tahernia served as the Chief Executive Officer of Ikanos Communications (Nasdaq: IKAN) (“Ikanos”), which was acquired by Qualcomm in 2015. Prior to joining Ikanos, Mr. Tahernia was President and Chief Executive Officer of Tilera Corporation from 2007 to 2011. Before this, Mr. Tahernia spent more than three years at Xilinx, Inc., most recently serving as Corporate Vice President & General Manager of the company’s Processing Solutions Group. Mr. Tahernia worked at Motorola from 1984 to 2004, with his most recent leadership role being Vice President and Director, Strategy and Business Development at Motorola Semiconductors. Mr. Tahernia received an M.S. in Electrical Engineering from Georgia Institute of Technology and a B.S. in Electrical Engineering from Virginia Tech. We believe Mr. Tahernia is qualified to serve on the Board due to his strong track record of leading companies, including public companies, and his industry experience.

Behrooz Abdi has been a member of our board of directors since November 2022. Prior to that, Mr. Abdi served as ACE’s Chief Executive Officer and the Chairman of ACE’s board of directors from July 2020 to November 2022. Mr. Abdi is currently a Strategic Advisor for the Sensor System Business Company of TDK Corporation, a multinational electronics company, a position he has held since April 2020. Prior to this, from 2012 to March 2020, he was President and Chief Executive Officer of InvenSense, Inc. (NYSE: INVN), a leading provider of sensors for smart phones, drones, wearables, smart homes and the automotive industry. Mr. Abdi currently serves as an advisor to InvenSense. He was previously Chief Executive Officer and President of a network processor company, RMI, from 2007 to 2009, and Executive Vice President of RMI’s acquirer, NetLogic Microsystems (Nasdaq: NETL), from 2009 to 2011. From 2004 until 2007, Mr. Abdi served as Senior Vice President and General Manager of QCT at Qualcomm, Inc. Prior to this, Mr. Abdi worked at Motorola Inc. for 18 years, from 1985 to 2003, where his last role was Vice President and General Manager in charge of the mobile radio frequency and mixed-signal integrated circuits product lines. Mr. Abdi received a bachelors’ degree in electrical engineering from Montana State University-Bozeman and a master’s degree in electrical engineering from the Georgia Institute of Technology. He also serves on the board of the Georgia Institute of Technology and the Montana State University Foundation, as well as the boards of several private companies. We believe that Mr. Abdi is qualified to serve on the Board due to his extensive industry and leadership experience, including serving on public company boards.

Jacqueline Schneider has been a member of our board of directors since November 2022. Prior to that, she served on Legacy Tempo’s board of directors from March 2021 to November 2022 and served as a consultant for Legacy Tempo on sales and marketing strategy from March 2020 through February 2021. Prior to serving as a member of Legacy Tempo’s board, she founded Northpointe Advisors, LLC, a company which offers consulting services to fast-growing technology companies, in November 2019, a venture in which she is still involved. From May 2016 to November 2019, Ms. Schneider served as the Chief Revenue Officer of Field Nation, LLC, a field service marketplace and project management solution that connects companies and contingent labor. As Chief Revenue Officer, Ms. Schneider was responsible for overseeing sales, marketing, customer service, customer success and sales engineering for Field Nation. From 2006 to 2017, she led sales at Proto Labs, Inc., where she oversaw a ten-fold increase in revenue and helped guide the company through a successful IPO. She currently serves on the board of Edge Embossing, a private microstructured plastics manufacturing company, and provides consulting services to various technology companies. She received her B.S. in Business from St. Cloud State University in 1987. We believe that Ms. Schneider is qualified to serve on the Board due to her track record of success in the industry and her experience as an executive.

Matthew Granade has been a member of our board of directors since November 2022. Prior to that, he served a member of Legacy Tempo’s board of directors from May 2019 to November 2022. In May 2013, he co-founded Domino Data Lab, Inc., a company that provides a data science platform that can be used to accelerate research, increase collaboration and rapidly deliver models, a venture in which he is still involved. From March 2016 to November 2020, Mr. Granade was a managing partner at Point72 Ventures, LLC, where he managed Point72’s venture capital investment arm, which focused on financial technology, enterprise automation, artificial intelligence, cyber-security and healthcare. He also served as Point72’s Chief Market Intelligence Officer from August 2015 to December 2020. In that role, Mr. Granade oversaw multiple business enterprises, including many of Point72’s innovation initiatives, and directed and managed Point72’s central portfolio. During his tenure with Point72, he oversaw the firm’s efforts to develop unique information assets, including alternative data, for its portfolio managers. Before founding Domino and joining Point72, Mr. Granade was Co-Head of Research at Bridgewater Associates, a systematic macro hedge fund, where he built and led teams that developed insights on the global economy, created new algorithmic systems for capturing alpha, and published Bridgewater’s market commentary, Daily Observations. Mr. Granade currently services on the board of Domino Data Lab and previously served on the board of Imperative Execution Inc., a private company that offers a platform for efficient trading by using machine learning to optimize order matching and reduce costs. He received his A.B. from Harvard College in 1999 and his M.B.A. from Harvard Business School in 2004. We believe that Mr. Granade is qualified to serve on the Board due to his leadership and innovation experience in advanced analytics, data, finance and technology.

Corporate Governance

We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

●we have independent director representation on our audit, compensation and nominating committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
●at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and
●we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.

Independence of the Board of Directors

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Behrooz Abdi, Jacqueline Schneider, Matthew Granade and Omid Tahernia are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is staggered in three classes, with two directors in Class I (Jacqueline Schneider and Ryan Benton), two directors in Class II (Matthew Granade and Omid Tahernia), and two directors in Class III (Behrooz Abdi and Joy Weiss).

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●helping our board of directors oversee corporate accounting and financial reporting processes;
●managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
●discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent accountants, our interim and year-end operating results;
●developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●reviewing related person transactions;
●obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
●approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee consists of Jacqueline Schneider, Matthew Granade and Omid Tahernia, with Matthew Granade serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our audit committee must be composed entirely of independent members. Our board of directors has affirmatively determined that Jacqueline Schneider, Matthew Granade and Omid Tahernia each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Matthew Granade qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our corporate website at www.tempoautomation.com. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K (the “Annual Report”) or to be part of this Annual Report.

Compensation Committee

Our compensation committee is responsible for, among other things:

●reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
●reviewing and recommending to our board of directors the compensation of directors;
●administering the incentive award plans and other benefit programs;
●reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
●reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Our compensation committee consists of Jacqueline Schneider, Behrooz Abdi and Omid Tahernia, with Jacqueline Schneider serving as chair. Our board of directors has affirmatively determined that Jacqueline Schneider, Behrooz Abdi and Omid Tahernia each meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our corporate website at www.tempoautomation.com. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Nominating and Corporate Governance Committee

Our nominating committee is responsible for, among other things:

●identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors;
●considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;
●developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and
●overseeing periodic evaluations of the performance of our board of directors, including its individual directors and committees.

Our nominating committee consists of Matthew Granade and Behrooz Abdi, with Behrooz Abdi serving as chair. Our board of directors has affirmatively determined that Matthew Granade and Behrooz Abdi each meet the definition of “independent director” under Nasdaq rules. Our board of directors adopted a written charter for the nominating committee, which is available on our corporate website at www.tempoautomation.com. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Risk Oversight

Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Conduct

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website at https://investors.tempoautomation.com/corporate-governance/governance-overview. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2022 Summary Compensation Table” below. In 2022, our “named executive officers” and their positions as of December 31, 2022, were as follows:

●	Joy Weiss, our President and Chief Executive Officer;
●	Ryan Benton, our Chief Financial Officer; and
●	Ralph Richart, our Chief Technology and Manufacturing Officer.

Mr. Richart served as our Chief Technology Officer through August 7, 2021 and was appointed as our Chief Technology and Manufacturing Officer effective August 8, 2022.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2022.

						Non-Equity
				Option	Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)	($)	($) Total
Joy Weiss	2022	340,385	114,230	—	2,384,995	—	—	2,839,610
President and Chief Executive Officer	2021	450,075	—	1,545,860	—	—	—	1,995,935
Ryan Benton	2022	292,308	85,673	—	2,384,995	—	—	2,762,976
Chief Financial Officer	2021	375,075	—	508,874	—	—	—	883,949
Ralph Richart	2022	276,282	76,154	—	2,384,995	—	—	2,737,431
Chief Technology and Manufacturing Officer	2021	342,583	—	257,643	—	—	—	600,226
(1)	Amounts represent the aggregate base salary actually paid to our named executive officers in the applicable year.
(2)	Amounts represent the aggregate grant date fair value of stock options granted to our named executive officers during the applicable year computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts for 2022 are included in our consolidated financial statements included in this Annual Report.
(3)	Amounts represent the aggregate grant date fair value of restricted stock units granted to our named executive officers during the applicable year computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts for 2022 are included in our consolidated financial statements included in this Annual Report.

NARRATIVE TO SUMMARY COMPENSATION TABLE

2022 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2022, our named executive officers’ annual base salaries were as follows: Ms. Weiss: $450,000; Mr. Benton: $375,000; and Mr. Richart: $350,000; provided, that, beginning on July 25, 2022, the named executive officers’ annual base salaries were temporarily reduced to the following amounts in order to reduce our overall operating cash outflows and as part of a larger effort by our company to preserve working capital prior to the completion of the Business Combination: Ms. Weiss: $300,000; Mr. Benton: $225,000; and Mr. Richart: $200,000. The named executive officers’ annual base salaries were restored to their pre-reduction levels on November 25, 2022.

2022 Bonuses

One-Time Bonuses

On November 30, 2022, each named executive officers was paid a one-time bonus equal to one and one-tenth times (1.10x) the excess of the base salary that the applicable executive would have received during the period beginning on July 25, 2022 and ending on November 25, 2022 (had the temporary salary reductions discussed above not occurred) and the base salary actually paid to such executive during such period. Such one-time bonuses were paid to our named executive officers in order to compensate them for the base salary reductions they took during the period beginning on July 25, 2022 and ending on November 25, 2022.

Annual Performance-Based Bonuses

We also maintained an annual performance-based cash bonus program for 2022 in which our named executive officers participated. Bonus payments under the 2022 bonus program were determined based on achievement of certain corporate performance goals approved by our board of directors, subject to the applicable executive’s continued employment through December 31, 2022. For the year ended December 31, 2022, our named executive officers’ target bonuses (expressed as a percentage of base salary) were as follows: Ms. Weiss: 20%; Mr. Benton: 20%; and Mr. Richart: 20%.

Under our 2022 annual bonus program, the applicable performance metrics consisted of achievement of certain company revenue, bookings and gross margin targets. Due to the Company’s financial position during calendar year 2022, the Company determined not to pay bonuses in respect of 2022 (including to our named executive officers).

Equity Compensation

We have historically granted stock options to our employees under our Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), including our named executive officers, in order to attract and retain our employees, as well as to align their interests with the interests of our stockholders. In 2022, however, we determined to grant restricted stock units to our named executive officers and certain other employees in order to encourage retention by diversifying the types of equity incentive awards provided as we became a public company.

On September 9, 2022, we granted to each of our named executive officers under the 2015 Plan an award of 255,790 restricted stock units covering shares of our common stock (“RSUs”). Fifty percent (50%) of the RSUs subject to each award (the “Time-Vest RSUs”) vest based on the applicable executive’s continued service, and the remaining fifty percent (50%) of the RSUs subject to each award (the “Performance-Vest RSUs”) vest based on the attainment of certain performance measures, in each case, as further described below:

●	Time-Vest RSUs: Subject to the applicable executive’s continued service through the applicable vesting date, one-third of the Time-Vest RSUs will vest on the first anniversary of the grant date (the “Initial Vesting Date”) and, thereafter, one-twelfth of the Time-Vest RSUs will vest on each three-month anniversary of the Initial Vesting Date.
●	Performance-Vest RSUs: Subject to the applicable executive’s continued service through the applicable vesting date, (i) fifty percent (50%) of the Performance-Vest RSUs will be eligible to vest with respect to our first fiscal quarter (commencing the first quarter of 2023 and ending with the fourth quarter of 2027) during which we attain $15 million or greater in sales revenue; and (ii) the remaining 50% of the Performance-Vest RSUs shall be eligible to vest with respect to the first fiscal quarter (commencing the first quarter of 2023 and ending with the fourth quarter of 2027) during which we attain $5 million or greater in adjusted EBITDA.

Upon the closing of the Business Combination on November 22, 2022, we adopted the Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (the “2022 Plan”). No further awards have been or will be made under the 2015 Plan following the adoption of the 2022 Plan.

Other Elements of Compensation Retirement Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. We did not make any discretionary matching contributions in 2022.

Employee Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

●	medical, dental and vision benefits;
●	medical and dependent care flexible spending accounts;
●	short-term and long-term disability insurance;
●	life insurance; and
●	employee assistance program.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

				Option Awards				Stock Awards
												Equity
											Equity	Incentive
											Incentive	Plan
											Plan	Awards:
											Awards:	Market or
											Number of	Payout Value of
										Market	Unearned	Unearned
				Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
				Securities	Securities	Securities			Shares or	Shares or	Units, or	Units, or
				Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Other Rights
				Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	That
	Grant	Vesting		Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not	Have Not
Name	Date	Start Date	Notes	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Joy Weiss	4/27/2015	1/26/2015	(1)(5)(6)(8)	5,328	—	—	0.27	4/26/2025	—	—	—	—
	1/20/2016	12/17/2015	(1)(5)(6)(8)	10,231	—	—	1.94	1/19/2026	—	—	—	—
	1/24/2018	12/18/2017	(1)(5)(6)(8)	17,052	—	—	5.69	1/23/2028	—	—	—	—
	11/8/2019	9/23/2019	(1)(5)(6)	259,065	—	—	8.57	11/7/2029	—	—	—	—
	3/29/2021	N/A	(2)(6)	86,666	—	—	5.52	3/28/2031	—	—	—	—
	3/29/2021	9/23/2021	(1)(5)(6)	108,332	—	65,000	5.52	3/28/2031	—	—	—	—
	9/27/2022	9/9/2022	(10)	—	—	—	—		127,895	$100,014	127,895	$100,014
Ryan Benton	7/29/2020	N/A	(2)(5)(6)	44,058	—	—	5.52	7/28/2030	—	—	—	—
	7/29/2020	7/13/2020	(3)(6)(7)	79,856	—	52,320	5.52	7/28/2030	—	—	—	—
	7/3/2021	7/2/2021	(3)(5)(6)	16,630	—	30,327	8.86	7/2/2031	—	—	—	—
	9/27/2022	9/9/2022	(10)	—	—	—	—		127,895	$100,014	127,895	$100,014
Ralph Richart	8/3/2018	8/2/2018	(1)(5)(6)	1,278	—	—	5.69	8/2/2028	—	—	—	—
	7/25/2019	4/30/2019	(3)(5)(6)	17,193	—	1,564	8.57	7/24/2029	—	—	—	—
	7/29/2020	7/29/2020	(4)(5)(6)	16,908	—	11,078	5.52	7/28/2030	—	—	—	—
	11/4/2020	11/4/2020	(4)(5)(6)	20,466	—	18,830	5.52	11/3/2030	—	—	—	—
	3/29/2021	N/A	(6)(9)	21,666	—	21,667	5.52	3/28/2031	—	—	—	—
	9/27/2022	9/9/2022	(10)	—	—	—	—		127,895	$100,014	127,895	$100,014
(1)	Represents an option vesting with respect to 1/24th of the shares subject thereto on each monthly anniversary of the applicable vesting start date, subject to the applicable executive’s continued service through the applicable vesting date.
(2)	This option vested as to 100% of the shares subject thereto upon the closing of the Business Combination.
(3)	Represents an option vesting with respect to 25% of the shares subject thereto on the first anniversary of the vesting start date, and with respect to 1/48th of the shares subject to the option on each monthly anniversary of the applicable vesting start date thereafter, subject to the applicable executive’s continued service through the applicable vesting date.
(4)	Represents an option vesting with respect to 1/48th of the shares subject thereto on each monthly anniversary of the applicable vesting start date, subject to the applicable executive’s continued service through the applicable vesting date.
(5)	The option will vest in full (to the extent then-unvested) upon (i) a termination of the applicable executive’s service by the company without “cause” or by the executive for “good reason”, in either case, within three months before or eighteen months after a “change in control” or “corporate transaction” of the company (each as defined in the 2015 Plan), or (ii) a termination of the applicable executive’s service due to the executive’s death or disability within eighteen months after a “change in control” or “corporate transaction” of the company. The foregoing accelerated vesting is subject to the satisfaction of certain conditions (including the executive’s execution of a release) set forth in the applicable executive’s offer letter (as described in more detail below under “Executive Compensation Arrangements — Offer Letters”).
(6)	The option will vest in full, to the extent then-unvested, upon a “change in control” or “corporate transaction” of the company (within the meaning of the 2015 Plan or any successor plan), or any other event in which such options would otherwise be terminated, subject to the applicable executive’s continued employment with the company through such event.
(7)	Upon a termination of the applicable executive’s service by the company without “cause” or by the executive for “good reason”, in either case, more than three months before or more than eighteen months after a “change in control” or “corporate transaction” of the company (each as defined in the 2015 Plan), the option will vest with respect to the number of shares that would, absent the applicable executive’s termination of service, otherwise vest during the six-month period following such termination. The foregoing accelerated vesting is subject to the satisfaction of certain conditions (including the executive’s execution of a release) set forth in the applicable executive’s offer letter (as described in more detail below under “Executive Compensation Arrangements — Offer Letters”).
(8)	Represents an option granted to Ms. Weiss in respect of her service, prior to Ms. Weiss becoming our President and Chief Executive Officer, as an advisor and member of Tempo’s board of directors.
(9)	Represents an option with respect to which: (i) 50% of the shares subject to the option vested and became exercisable upon the closing of the Business Combination, and (ii) thereafter, the remaining 50% of the shares subject to the option will vest and become exercisable in equal monthly installments on each of the first twelve monthly anniversaries of the closing of the Business Combination, subject to the applicable executive’s continued service as an executive officer of Tempo through the applicable vesting date.
(10)	Represents awards of RSUs that vest as follows: (i) One-third of the Time-Vest RSUs will vest on the Initial Vesting Date and, thereafter, one-twelfth of the Time-Vest RSUs will vest on each three-month anniversary of the Initial Vesting Date, subject to the applicable executive’s continued service through the applicable vesting date; and (ii) with respect to the Performance-Vest RSUs, (x) fifty percent (50%) of the Performance-Vest RSUs will be eligible to vest with respect to our first fiscal quarter (commencing the first quarter of 2023 and ending with the fourth quarter of 2027) during which we attain $15 million or greater in sales revenue, and (y) the remaining 50% of the Performance-Vest RSUs shall be eligible to vest with respect to the first fiscal quarter (commencing the first quarter of 2023 and ending with the fourth quarter of 2027) during which we attain $5 million or greater in adjusted EBITDA, in each case, subject to the applicable executive’s continued service through the applicable vesting date.

Executive Compensation Arrangements

Offer of Employment Letters

During 2022, we were party to offer of employment letters with each of our named executive officers, the material terms of which are summarized below.

Joy Weiss Offer Letter

We are party to an employment offer letter, dated March 10, 2021, with Ms. Weiss, pursuant to which Ms. Weiss serves as our President and Chief Executive Officer. Ms. Weiss’s offer letter sets forth the terms and conditions of her employment, including her base salary, target annual bonus opportunity, eligibility to participate in our employee benefit plans, and reimbursement for business expenses in accordance with company policy.

Ms. Weiss’s offer letter provides that if her employment is terminated by Tempo without “cause” (as defined in her offer letter, and other than due to her disability or death) or due to Ms. Weiss’s resignation for “good reason” (as defined in her offer letter), subject to Ms. Weiss’s execution and non-revocation of a release of claims in favor of Tempo, resignation from Tempo’s board of directors, and continued compliance with certain post-termination obligations (including applicable restrictive covenants), she will become entitled to severance benefits consisting of: (i) an amount equal to six (6) months of her base salary, and (ii) company-subsidized healthcare continuation coverage for up to six (6) months following the date of termination. In addition, if Ms. Weiss’s employment is terminated by the company without “cause” or due to her resignation for “good reason,” in any case, within three months before, or eighteen months after, a “change in control” or “corporate transaction” of the company (each as defined in the 2015 Plan or any successor equity incentive plan), or if Ms. Weiss’s employment terminates due to her death or disability within eighteen months after any such event, then, subject to the satisfaction of the conditions described above, Ms. Weiss will be entitled to full vesting of her then-outstanding time-vesting equity awards upon such termination.

Ms. Weiss’s offer letter includes a Code Section 280G “best pay” provision, pursuant to which any “parachute payments” that become payable to her in connection with a change in control of the company will either be paid in full or reduced so that such payments are not subject to the excise tax imposed under Code Section 4999, whichever results in the better after-tax treatment for Ms. Weiss.

Pursuant to the terms of her offer letter, Ms. Weiss also entered into a separate agreement which includes standard invention assignment provisions, confidential information and non-disclosure covenants, an employee non-solicitation covenant effective during employment and for one year following the termination of Ms. Weiss’s employment, and a covenant not to compete with the company during the term of Ms. Weiss’s employment.

Ryan Benton Offer Letter

We are party to an employment offer letter with Mr. Benton, dated June 9, 2020, pursuant to which Mr. Benton serves as our Chief Financial Officer. Mr. Benton’s offer letter sets forth the terms and conditions of his employment, including his base salary, target annual bonus opportunity, eligibility to participate in our employee benefit plans, and reimbursement for business expenses in accordance with company policy.

Mr. Benton’s offer letter provides that if his employment is terminated by the company without “cause” (as defined in his offer letter, and other than due to his disability or death) or due to Mr. Benton’s resignation for “good reason” (as defined in his offer letter), subject to Mr. Benton’s execution and non-revocation of a release of claims in favor of the company and continued compliance with certain post-termination obligations (including applicable restrictive covenants), he will become entitled to severance benefits consisting of: (i) an amount equal to six (6) months of his base salary, (ii) a pro-rated target annual bonus for the year of termination, (iii) company-subsidized healthcare continuation coverage for up to six (6) months following the date of termination, and (iv) unless such termination occurs within three months before, or eighteen months after, a “change in control” or “corporate transaction” (as discussed in the following sentence), six months’ accelerated vesting of his then-outstanding time-vesting equity awards. In addition, if Mr. Benton’s employment is terminated by the company without “cause” or due to his resignation for “good reason,” in any case, within three months before, or eighteen months after, a “change in control” or “corporate transaction” of the company (each as defined in the 2015 Plan or any successor equity incentive plan), or if Mr. Benton’s employment terminates due to his death or disability within eighteen months after any such event, then, subject to the satisfaction of the conditions described above, Mr. Benton will be entitled to full vesting of his then-outstanding time-vesting equity awards upon such termination.

Mr. Benton’s offer letter includes a Code Section 280G “best pay” provision, pursuant to which any “parachute payments” that become payable to him in connection with a change in control of the company will either be paid in full or reduced so that such payments are not subject to the excise tax imposed under Code Section 4999, whichever results in the better after-tax treatment for Mr. Benton.

Pursuant to the terms of his offer letter, Mr. Benton also entered into a separate agreement which includes standard invention assignment provisions, confidential information and non-disclosure covenants, an employee non-solicitation covenant effective during employment and for one year following the termination of Mr. Benton’s employment, and a covenant not to compete with the company during the term of Mr. Benton’s employment.

Ralph Richart Offer Letter

We are party to an employment offer letter with Mr. Richart, dated April 15, 2021, pursuant to which Mr. Richart serves as our Chief Technology and Manufacturing Officer. Mr. Richart’s offer letter sets forth the terms and conditions of his employment, including his base salary, target annual bonus opportunity, eligibility to participate in our employee benefit plans, and reimbursement for business expenses in accordance with applicable company policy.

Mr. Richart’s offer letter provides that if his employment is terminated by the company without “cause” (as defined in his offer letter, and other than due to his disability or death) or due to Mr. Richart’s resignation for “good reason” (as defined in his offer letter), subject to Mr. Richart’s execution and non-revocation of a release of claims in favor of the company and continued compliance with certain post-termination obligations (including applicable restrictive covenants), he will become entitled to severance benefits consisting of: (i) an amount equal to six (6) months of his base salary, and (ii) company-subsidized healthcare continuation coverage for up to six (6) months following the date of termination. In addition, if Mr. Richart’s employment is terminated by the company without “cause” or due to his resignation for “good reason,” in any case, within three months before, or eighteen months after, a “change in control” or “corporate transaction” of the company (each as defined in the 2015 Plan or any successor equity incentive plan), or if Mr. Richart’s employment terminates due to his death or disability within eighteen months after any such event, then, subject to the satisfaction of the conditions described above, Mr. Richart will be entitled to full vesting of his time-vesting stock option granted in 2020 upon such termination.

Mr. Richart’s offer letter includes a Code Section 280G “best pay” provision, pursuant to which any “parachute payments” that become payable to him in connection with a change in control of the company will either be paid in full or reduced so that such payments are not subject to the excise tax imposed under Code Section 4999, whichever results in the better after-tax treatment for Mr. Richart.

Pursuant to the terms of his offer letter, Mr. Richart also entered into a separate agreement which includes standard invention assignment provisions, confidential information and non-disclosure covenants, an employee non-solicitation covenant effective during employment and for one year following the termination of Mr. Richart’s employment, and a covenant not to compete with the company during the term of Mr. Richart’s employment.

Director Compensation

During our fiscal year ended December 31, 2022, only two of our non-employee directors (Matthew Granade and Jaqueline Schneider) received compensation for their services on our board of directors. None of our other non-employee directors, including Behrooz Abdi, Omid Tahernia, Sri Chandrasekar and Zavain Dar, received compensation from the company during 2022 in respect of their services on our board. Ms. Weiss (who served as our President and Chief Executive Officer in 2022) and Jeff McAlvay (who served as Principal Data Analyst in 2022) also served on our board of directors during 2022, but they did not receive any additional compensation for their service as directors during 2022. Messrs. McAlvay, Chandrasekar and Dar resigned, and Messrs. Abdi, Benton and Tahernia, each of whom were previously members of the board of directors of ACE Convergence Acquisition Corp., were appointed, as members of our board of directors upon the closing of the Business Combination (which occurred on November 22, 2022).

We have not historically maintained a formal non-employee director compensation program; however, we have previously made stock option grants to non-employee directors from time to time. During 2022, the Company granted RSUs to each of Mr. Granade and Ms. Schneider for their service as non-employee directors during 2022, as described below.

On September 9, 2022, we granted to each of Mr. Granade and Ms. Schneider an award of 42,630 RSUs. Such RSUs vest in accordance with the same vesting schedule applicable to the awards of RSUs granted to our named executive officers during fiscal year 2022, as described above under “Narrative to Summary Compensation Table — Equity Compensation”.

No other compensation was paid, and no options or other stock awards were granted, to our non-employee directors during 2022 in respect of their service as non-employee directors.

2022 Director Compensation Table

The following table sets forth information concerning the compensation of the company’s directors for the year ended December 31, 2022.

	Fees Earned or Paid	Stock Awards	All Other
Name	in Cash ($)	($)(1)(2)	Compensation ($)	Total ($)
Matthew Granade	—	397,484	—	397,484
Jacqueline Dee Schneider	—	397,484	—	397,484
Omid Tahernia (3)	—	—	—	—
Behrooz Abdi (3)	—	—	—	—
Sri Chandrasekar (4)	—	—	—	—
Zavain Dar (4)	—	—	—	—
(1)	Amount represents the aggregate grant date fair value of stock options granted to our non-employee directors during 2021 computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are included in our consolidated financial statements included in this Annual Report.
(2)	As of December 31, 2022, Mr. Granade and Ms. Schneider held options covering 52,109 and 22,990 shares of our common stock, respectively, and 42,630 and 42,630 RSUs, respectively. No other options, RSUs or stock awards were held by our non-employee directors as of December 31, 2022.
(3)	No amounts were paid during the year ended December 31, 2022, as Mr. Tahernia and Mr. Adbi were added to the board during the year.
(4)	No amounts were paid during the year ended December 31, 2022, as Mr. Chandrasekar and Mr. Dar served as directors on the Board of Legacy Tempo up to the date of the Merger, but did not serve on Tempo’s Board subsequent to the Merger.

Director Compensation Program

We intend to adopt a compensation program for our non-employee directors (the “Director Compensation Program”), pursuant to which we expect that the non-employee directors of the Board will be eligible to receive equity compensation for their services on our Board. The material terms of the Director Compensation Program, as currently contemplated, are summarized below. Note that we have not adopted or approved the Director Compensation Program and, accordingly, these terms are subject to change.

Annual Awards.  Each non-employee director who is serving on the Board as of the date of an annual meeting of stockholders and will continue to serve as a non-employee director immediately following such meeting will automatically be granted (A) an award of RSUs with an aggregate grant date value of $50,000 and (B) an option to purchase 10,000 shares of Company common stock (each, an “Annual Award”). Each Annual Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of our next annual shareholder meeting following the grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date.

Additional Awards.  In addition to the Annual Awards, each non-employee director will be granted additional RSUs for his or her service as Chairperson of the Board or as Chair or member of a subcommittee of the Board, as set forth in the following table (such RSUs, the “Additional Awards”):

Number of RSUs
• Additional RSUs for service as the Chairperson of the Board	10,000
• Additional RSUs for service as the Chair of a Committee of the Board:
• Audit Committee	8,800
• Compensation Committee	6,600
• Nominating and Governance Committee	4,400
• Additional RSUs for service as a member (non-Chair) of a Committee of the Board:
• Audit Committee	4,400
• Compensation Committee	3,300
• Nominating and Governance Committee	2,200

Annual Awards and Additional Awards granted under the Director Compensation Program are expected to vest in full upon a “change in control” of the Company (as defined in the 2022 Plan) if the non-employee will not become a member of the Board or the board of directors of the Company’s successor (or any parent thereof) following such change in control.

The number of shares of our Common Stock subject to any Annual Award denominated in dollars will be determined by dividing the dollar value of such Director Award by the closing price of a share of Company common stock as of the applicable grant date. Any stock options granted under the Director Compensation Program will have an exercise price equal to the fair market value of the underlying shares on the date of grant and will expire not later than ten years after the date of grant.

Compensation under the Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the 2022 Plan (or any successor plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common

Stock immediately following the Closing by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of our Common Stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Tempo Automation Holdings, Inc., 2460 Alameda Street San Francisco, CA 94103.

The beneficial ownership of our Common Stock is based on 27,141,039 shares of Common Stock issued and outstanding as of March 31, 2023.

	Number of
	Shares of
	Common Stock	Percentage of
	Beneficially	Outstanding
Name of Beneficial Owners	Owned	Common Stock
5% Stockholders:
Point72 Ventures Investments, LLC(1)	5,350,999	19.72%
ACE Convergence Acquisition LLC(2)	6,888,642	25.38%
Lux Ventures IV, L.P. (3)	2,787,492	10.27%
SQN and Affiliates(4)	2,521,371	9.29%
ACE Equity Partners LLC(5)	2,617,872	9.65%
Kai Yeung Sunny Siu(6)	1,558,500	5.74%
Directors and Named Executive Officers:
Behrooz Abdi(2)	6,888,642	25.38%
Joy Weiss	550,562	2.03%
Ryan Benton	221,980	*
Matthew Granade(7)	72,324	*
Omid Tahernia	35,000	*
Jacqueline Dee Schneider	22,990	*
Directors and executive officers as a group (6 individuals)	7,791,498	28.71%
*	Less than one percent.
(1)	Consists of (a) 3,843,921 shares of Common Stock (inclusive of shares of Common Stock from the conversion of existing capital stock and from the net share settlement of Tempo warrants to purchase shares of Common Stock and preferred stock) held by Point72 Ventures Investments, LLC and (b) 1,507,078 shares of Common Stock issued to Point72 Ventures Investments, LLC in connection with the Bridge Financing. Point72 Private Investments, LLC is the managing member of Point72 Ventures Partners, LLC, the sole member of Point72 Ventures Investments, LLC, and exercises voting and dispositive power over the shares noted herein held by Point72 Ventures Investments, LLC. Point72

Capital Advisors, Inc. is the general partner of Point72, L.P., the sole member of Point72 Private Investments, LLC, and may be deemed to share voting and dispositive power for the shares noted herein held by Point72 Ventures Investments, LLC. Steven A. Cohen is the sole stockholder and director of Point72 Capital Advisors, Inc. and may be deemed to share voting and dispositive power for the shares noted herein held by Point72 Ventures Investments, LLC. Each of Point72 Ventures Partners, LLC, Point72 Private Investments, LLC, Point72, L.P., Point72 Capital Advisors, Inc. and Steven A. Cohen separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Point72, L.P., 72 Cummings Point Road, Stamford, CT 06902.

(2)	Consists of (a) 2,129,106 shares of Common Stock held by the Sponsor and (b) 4,759,536 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by the Sponsor. The Sponsor is managed by its manager, Behrooz Abdi. By virtue of his control over the Sponsor, Mr. Abdi may be deemed to beneficially own shares held by the Sponsor. 2,030,786 shares of Common Stock held by the Sponsor are subject to restrictions on transfer until November 22, 2023. 565,000 shares of Common Stock held by the Sponsor are subject to potential forfeiture if certain earnout vesting conditions are not met. The business address of the Sponsor is 1013 Centre Road, Suite 403S, Wilmington, DE 19805.
(3)	Consists of (a) 1,323,770 shares of Common Stock held by Lux Ventures IV, L.P., (b) 1,073,722 shares of Common Stock issued to Lux Ventures IV, L.P. in connection with the Bridge Financing and (c) 390,000 shares of Common Stock issued to Lux Ventures IV, L.P. in connection with the PIPE Investment. Lux Venture Partners IV, LLC is the general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures IV, L.P. Peter Hebert and Josh Wolfe are the individual managing members of Lux Venture Partners IV, LLC (the “Individual Managers”). The Individual Managers, as the sole managers of Lux Venture Partners IV, LLC, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures IV, L.P. Each of Lux Venture Partners IV, LLC and the Individual Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(4)	Consists of (a) 841,547 shares of Common Stock held by SQN Venture Income Fund II, LP, (b) 733,423 shares of Common Stock issued to SQN in connection with the Bridge Financing and (c) 946,401 shares of Common Stock issued to SQN in connection with the PIPE Investment. SQN VIF GP II, LLC is the general partner of SQN Venture Income Fund II, LP and SQN Venture Partners, LLC is the general partner of SQN Tempo Automation LLC both of which have the sole managing partner being SQN Venture Partners, LLC respectively and exercises voting and dispositive power over the shares noted herein held by SQN Venture Income Fund II, LP and SQN Tempo Automation, LLC. SQN Venture Partners, LLC is the sole managing partner of SQN and Affiliates (the “Managing Partnership”) and may be deemed to share voting and dispositive power for the shares noted herein held by SQN Venture Income Fund II, LP and SQN Tempo Automation, LLC. Each of SQN VIF II GP, LLC SQN Tempo Automation, LLC and the Managing Partnership separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o SQN Venture Partners, LLC, 320 Broad Street Suite 250 Charleston, SC 29401.
(5)	Consists of (a) 485,714 shares of Common Stock held by ACE SO5, 135,000 of which are subject to potential forfeiture if certain earnout vesting conditions are not met, (b)251,694 shares of Common Stock held by AEPI, (c) 520,000 shares of Common Stock held by Acme Height Limited, (d) 891,714 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by ACE SO5 and (e) 468,750 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by ACE SO3 Holdings Limited. AEPI is the sole owner of the voting equity of ACE SO5 and the sole owner of Acme Height Limited. The sole shareholder of AEPI is ACE Equity Partners LLC, which is wholly owned and controlled by David Young Ko. The sole shareholder of ACE SO3 is ACE Equity Partners LLC. The business address of ACE SO5 and AEPI is 8 Marina View, Asia Square Tower 1, #43-01, Singapore, 018960. The business address of ACE Equity Partners LLC and David Young Ko is 31, Nonhyeon-ro, 36-gil, Gangnam-gu, Seoul, Korea 06296.
(6)	300,000 shares of such Common Stock are subject to potential forfeiture if certain earnout vesting conditions are not met. The business address of Kai Yeung Sunny Siu is 79C Sun Sky, The Cullinan, 1 Austin Road West, Hong Kong.
(7)	Includes 20,215 shares of Common Stock held by Alcor Investments, LLC. Alcor Investments, LLC is jointly owned by Mr. Granade and his spouse. The address for Alcor Investments, LLC is P.O. Box 113421, Stamford, CT 06831.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation” and “Management”, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeds or will exceed $120,000; and
●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our finance team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our Chief Financial Officer determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director and Officer Indemnification

Our certificate of incorporation and our bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our board of directors and several of our officers.

Registration Rights Agreement

In connection with the Closing, we and certain stockholders of Legacy Tempo and ACE entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the A&R Registration Rights Agreement by December 22, 2022. Certain Legacy Tempo stockholders and ACE stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide customary “piggyback” registration rights. The A&R Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

PIPE Subscription Agreements

In connection with the Business Combination, the Company entered into the Third A&R PIPE Subscription Agreements with each of the PIPE Investors. Pursuant to the Third A&R PIPE Subscription Agreements, the Company agreed to issue additional shares of Tempo common stock to each PIPE Investor in the event that the volume weighted average price per share of Tempo common stock (the “Measurement Period VWAP”) during the 30 days commencing on the date on which a registration statement registering the resale of the shares of Tempo common stock acquired by such PIPE Investors (the “PIPE Resale Registration Statement”) is declared effective is less than $10.00 per share. In such case, each PIPE Investor will be entitled to receive a number of shares of Tempo common stock equal to the product of (x) the number of shares of Tempo common stock issued to such PIPE Investor at the closing of the subscription and held by such PIPE Investor through the date that is 30 days after the effective date of the PIPE Resale Registration Statement (the “Measurement Date”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP (as defined below) and (B) the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $4.00 (the “Price Floor Value”), the Adjustment Period VWAP shall be deemed to be the Price Floor Value.

The Company also agreed to issue up to 500,000 additional shares of Tempo common stock to each such PIPE Investor in the event that the Additional Period VWAP (as defined below) is less than the Adjustment Period VWAP. In such case, each such PIPE Investor will be entitled to receive a number of shares of Tempo common stock equal to the lesser of (1) such PIPE Investor’s pro rata portion of 500,000 additional shares of Tempo common stock, and (2) (i) (A) (x) the number of shares issued to such PIPE Investor pursuant to such subscription agreement and held by such PIPE Investor on the last day of the 30 calendar day period ending on the date that is 15 months following the closing of the subscriptions (such 30 calendar day period, the “Additional Period”), times (y) the Adjustment Period VWAP, minus the average of the volume weighted average price of a share of Tempo common stock determined for each of the trading days during the Additional Period (the “Additional Period VWAP”), minus (B) the number of PIPE Incentive Shares, times the Additional Period VWAP, divided by (ii) the Additional Period VWAP.

Additionally, the Company agreed to issue up to 2,000,000 additional shares (the “PIPE Incentive Shares”) to such PIPE Investors on a pro rata basis with respect to each PIPE Investor’s subscription amount as an incentive to subscribe for and purchase the shares under the Third A&R PIPE Subscription Agreements.

Notwithstanding the foregoing, in the event that Tempo consummates a strategic transaction prior to the 15-month anniversary of the closing date, then the measurement date for the issuance of such additional shares shall be one day prior to the closing date of such strategic transaction, and the Additional Period VWAP will be deemed to equal the price per share paid or payable to the holders of outstanding shares of Tempo common stock in connection with such strategic transaction. If such price is payable in whole or in part in the form of consideration other than cash, the value of such consideration will be (a) with respect to any securities, (i) the average of the closing prices of the sales of such securities on all securities exchanges on which such securities are then listed, averaged over a period of 30 trading days ending on the day as of which such value is being determined and the 29 consecutive days preceding such day, or if the information contemplated by the preceding clause (i) is not practically available, then the fair value of such securities as of the date of valuation as determined in accordance with the succeeding clause (b), and (b) with respect to any other non-cash assets, the fair value thereof as of the date of valuation, as determined by an independent, nationally recognized valuation firm reasonably selected by Tempo, on the basis of an orderly sale to a willing, unaffiliated buyer in an arm’s-length transaction, taking into account all factors determinative of value as the investment banking firm determines relevant (and giving effect to any transfer taxes payable in connection with such sale).

Lock-Up Agreements

Pursuant to the terms of the lock-up agreement between Tempo, the Sponsor and certain former stockholders of Legacy Tempo (the “Lock-Up Agreement”), each party to the Lock-Up Agreement has agreed that it will not, without the prior written consent of Tempo during a lock-up period of 365 days, unless earlier released, and subject to customary exceptions, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position any shares of Tempo common stock or any securities convertible into or exercisable or exchangeable for Tempo common stock issued or issuable to such party pursuant to the Merger Agreement (collectively, the “Lock-Up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). Notwithstanding the foregoing, if at any time before 365 days after the Closing, (x) the closing of a merger, liquidation, stock exchange, reorganization or other similar transaction after the Closing results in all of the public stockholders of Tempo having the right to exchange their shares of Tempo common stock for cash securities or other property, or (y) the closing price of the Tempo common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty trading days within any thirty-trading day period commencing at least 150 days after the Closing, then each party’s Lock-Up Shares will be automatically released from the lock-up restrictions, in the case of clause (y) above, as of the last day of such thirty-trading day period. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will.

Certain Relationships and Related Party Transactions — Legacy Tempo

First Amended and Restated Loan and Security Agreement

On November 22, 2022, in connection with the closing of the Business Combination, Legacy Tempo entered into the A&R LSA, pursuant to which the Lenders committed to lend Legacy Tempo up to $20.0 million in term loan financing (the “LSA Facility”). The A&R LSA amended and restated in its entirety the LSA. The A&R LSA is secured by the assets of Legacy Tempo and its subsidiaries. Additionally, in connection with Legacy Tempo’s entry into the A&R LSA, Tempo entered into certain agreements pursuant to which, among other things, Tempo agreed to join the A&R LSA as a party and guarantee Legacy Tempo’s obligations thereunder. The LSA Facility matures on December 1, 2025 (the “Maturity Date”).

On November 22, 2022, concurrently with Legacy Tempo’s entry into the A&R LSA, Legacy Tempo repaid a portion of the outstanding balance under the LSA to the Lenders in a cash amount equal to $3.0 million. Additionally, the Lenders entered into the Lender Subscription Agreements pursuant to which a portion of the outstanding balance under the LSA in an amount equal to $7.0 million into shares of Common Stock at a conversion rate of $10.00 per share.

Interest on any advance under the LSA Facility will accrue at a rate equal to the greater of (i) 9.75% and (ii) 4.25% plus the prime rate then in effect (the “Basic Rate”) and will be payable in advance on the first day business day of each month and the first business day of each month thereafter until such advance has been paid in full. In addition, interest is paid in kind (“PIK”) at a per annum annual rate of 3.25%, which will be capitalized and compounded, and added to the principal balance of the LSA Facility, on a monthly basis, following which time it will accrue interest at the Basic Rate. At any time that an Event of Default (as defined in the A&R LSA) has occurred and is continuing, at the Agent’s election, Legacy Tempo will also be required to pay interest under the LSA Facility from the date of such Event of Default until such Event of Default is cured at a rate equal to the then applicable Basic Rate plus 5.0%.

On November 22, 2022, as a condition to Legacy Tempo’s entry into the A&R LSA, Legacy Tempo paid the Agent for the benefit of the Lenders an original discount fee in an amount equal to $300,000. On the Maturity Date, Legacy Tempo will be required to pay to the Agent for the benefit of the Lenders a final payment fee equal to $600,000. Additionally, if Legacy Tempo fails to make any payment when due, Legacy Tempo will pay a late fee to the Agent on behalf of the Lenders in an amount equal to the lesser of (i) 5.0% of such unpaid amount and (ii) the maximum amount permitted to be charged under applicable law. Legacy Tempo is also required to reimburse all unpaid expenses of the Lenders upon demand.

The A&R LSA includes customary representations, warranties, covenants and events of default, including certain covenants that, subject to certain exceptions and qualifications, among other things, limit Legacy Tempo’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make distributions on capital stock, consummate certain extraordinary transactions, enter into transactions with affiliates or incur liens. Additionally, the Agent is entitled to have a single representative attend all meetings of the board of directors. Legacy Tempo expects to use the proceeds of the Facility for general corporate purposes and for growth-related initiatives and acquisitions.

Item 14. Principal Accountant Fees and Services.

Changes in Registrant’s Certifying Accountant.

As previously disclosed in our Current Report on Form 8-K filed on December 6, 2022, in connection with the closing of the Business Combination on November 22, 2022, WithumSmith+Brown, PC (“Withum”) was dismissed as our independent registered public accounting firm. This decision was approved by the Audit Committee of the Board. Withum served as the independent registered public accounting firm for ACE prior to the business combination.

The Audit Committee of the Board approved the appointment of BDO USA, LLP (“BDO”) as our independent registered public accounting firm on November 22, 2022. BDO served as the independent registered public accounting firm for Legacy Tempo prior to the Business Combination.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by our independent registered public accounting firm, BDO, and fees paid to BDO for services in the fee categories indicated below for fiscal years 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by BDO, taking into account whether the provision of non-audit services is compatible with maintaining BDO’s independence, and has pre-approved the services described below (in thousands):

	Year ended December 31,
	2022	2021
Audit Fees(1)	$3,127	$1,434
Audit-related Fees(2)	7	548
Tax Fees(3)	31	76
Total	$3,165	$2,058
(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, audit services in connection with accounting for the business combination, audit services provided in connection with other regulatory filings and offerings, including regulatory filings associated with the business combination and related financings, and review of interim condensed financial statements for Legacy Tempo.
(2)	Audit-related fees consist of the aggregate fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.
(3)	Tax fees consist of the aggregate fees for professional services with respect to federal and state tax compliance and tax advice. This can include preparation of tax returns, claims for refunds, payment planning, and tax law interpretation.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has determined that all services performed by BDO are compatible with maintaining the independence of BDO. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

a)	We have filed the following documents as part of this Annual Report:
1.	Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

3.	Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
2.1#

Amended and Restated Agreement and Plan of Merger, dated as of August 12, 2022, by and among ACE Convergence Acquisition Corp., ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed on October 18, 2022).

2.2

First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of September 7, 2022, by and among ACE Convergence Acquisition Corp., ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed on October 18, 2022).

2.3

Second Amendment to Amended and Restated Agreement and Plan of Merger, dated as of September 7, 2022, by and among ACE Convergence Acquisition Corp., ACE Convergence Subsidiary Corp. and Tempo Automation, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A filed on October 18, 2022).

2.4#

Securities Purchase Agreement, dated March 25, 2023, by and among the Company, Optimum Design Associates, Inc., Optimum Design Associates Pty. Ltd., Nick Barbin and Roger Hileman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023).

3.1	Certificate of Incorporation of Tempo Automation Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
3.2	Bylaws of Tempo Automation Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
4.3

Warrant Agreement, dated as of July 27, 2020, by and between ACE and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on Jul;y 31, 2020).

4.4*	Description of the Registrant’s Securities
10.1

Sponsor Support Agreement, dated October 13, 2021, by and among ACE Convergence Acquisition LLC, the Company, certain of ACE’s directors, officers and initial shareholders and their permitted transferees, and Tempo Automation, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.2

Amendment to Sponsor Support Agreement, dated as of July 6, 2022, by and among the Company, Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.3

Second Amendment to Sponsor Support Agreement, dated as of August 12, 2022, by and among the Company, Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.4

Third Amendment to Sponsor Support Agreement, dated as of September 7, 2022, by and among the Company, Tempo Automation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.5

Form of Third Amended and Restated Subscription Agreement, by and between the Company and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.6	Form of Lender Subscription Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
10.7

Amended and Restated Registration Rights Agreement, dated as of November 22, 2023, by and among the Company, ACE Convergence Acquisition LLC, the other parties to the Sponsor Support Agreement and certain former stockholders of Tempo Automation, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.8

Lock-Up Agreement, dated as of November 22, 2022, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.9#

First Amended and Restated Loan and Security Agreement, dated as of November 22, 2022, by and among Tempo Automation, Inc., as borrower, Structural Capital Investments III, LP, Series Structural DCO II series of Structural Capital DCO, LLC, CEOF Holdings LP, SQN Tempo Automation, LLC, SQN Venture Income Fund II, LP and Ocean II PLO LLC, as administrative and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.10+	Tempo Automation, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
10.11+

First Amendment to Tempo Automation, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

10.12+	Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
10.13+

Form of Stock Option Grant Notice and Stock Option Agreement under the Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on February 21, 2023).

10.14+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on February 21, 2023).

10.15+

Form of Stock Option Grant Notice and Stock Option Agreement under the Tempo Automation, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed on February 21, 2023).

10.16+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Tempo Automation, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed on February 21, 2023).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
10.18+

Offer Letter, dated March 10, 2021, between Tempo Automation, Inc. and Joy Weiss (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A filed on October 18, 2022).

10.19*#	Letter Agreement, dated as of March 22, 2023, by and among the Company, Tempo Automation, Inc., Oaktree Capital Management, L.P. andOCM Tempo Holdings, LLC.
10.20#

Common Stock Purchase Agreement, dated November 21, 2022, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2022).

10.21

Registration Rights Agreement, dated as of November 21, 2022, by and among the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2022).

14.1	Code of Ethics and Conduct of Tempo Automation Holdings, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on December 6, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

+ Indicates management contract or compensatory plan

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

† The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPO AUTOMATION HOLDINGS, INC.

April 17, 2023	By:	/s/ Joy Weiss
Joy Weiss
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joy Weiss	President, Chief Executive Officer and Director	April 17, 2023
Joy Weiss	(Principal Executive Officer)

/s/ Ryan Benton	Chief Financial Officer, Secretary and Director	April 17, 2023
Ryan Benton	(Principal Financial and Accounting Officer)

/s/ Behrooz Abdi	Director	April 17, 2023
Behrooz Abdi

/s/ Matthew Granade	Director	April 17, 2023
Matthew Granade

/s/ Omid Tahernia	Director	April 17, 2023
Omid Tahernia

/s/ Jacqueline Schneider	Director	April 17, 2023
Jacqueline Schneider