Form 10-Q
period 2023-03-31
Tempo Automation Holdings, Inc.
filed 2023-05-15
CIK 1813658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

TEMPO AUTOMATION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2154263
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2460 Alameda Street
San Francisco, CA 94103
(415) 222-0209

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, par value $0.0001 per share	TMPO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	TMPO.W	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2023, 30,751,039 shares of Common Stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

TEMPO AUTOMATION HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 (the “Annual Report”) titled “Item 1A. Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the ability to maintain the listing of the shares of Common Stock and Warrants on Nasdaq;
●	expectations regarding our business or financial outlook;
●	our previously identified material weaknesses in our internal control over financial reporting and risk of litigation or other risks as a result of the material weaknesses in our internal control over financial reporting;
●	our ability to attract new customers and retain existing customers, including our dependence on a limited number of customers and end markets;
●	expectations regarding the outcome of pending or threatened legal proceedings, as well as the collection of amounts awarded in legal proceedings; and
●	the impact of the COVID-19 pandemic on the financial condition and results of operations of the Company.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tempo Automation Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$2,227	$7,113
Accounts receivable, net	1,934	2,633
Inventory	2,342	2,578
Contract assets	449	233
Prepaid expenses and other current assets	500	744
Total current assets	7,452	13,301
Property and equipment, net	6,011	6,514
Operating leases - right of use asset	329	371
Restricted cash	320	320
Other noncurrent assets	334	83
Total assets	$14,446	$20,589
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$11,304	$10,165
Contract liabilities	2,552	2,595
Accrued liabilities	6,834	7,209
Accrued compensation and related benefits	568	689
Operating lease liability, current	372	516
Finance lease, current	416	1,606
Loan payable – related party, current	600	600
Loan payable, current ($17,374 and $20,101 measured at fair value, respectively)	18,275	20,977
Total current liabilities	40,921	44,357
Operating lease liability, noncurrent	23	30
Finance lease, noncurrent	883	—
Loan payable, noncurrent	438	663
Warrant liabilities	661	389
Earnout liabilities	2,565	1,173
Total liabilities	45,491	46,612
Commitment and contingencies (Note 9)
Stockholders’ deficit
Common stock, $0.0001 par value. 125,000,000 shares authorized at March 31, 2023 and December 31, 2022; 27,148,366 and 26,329,195 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid in capital	229,502	227,137
Accumulated deficit	(260,550)	(253,163)
Total stockholders’ deficit	(31,045)	(26,023)
Total liabilities and stockholders’ deficit	$14,446	$20,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempo Automation Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$2,773	$3,897
Cost of revenue	2,700	3,652
Gross profit	73	245
Operating expenses
Research and development	1,936	3,329
Sales and marketing	1,245	3,219
General and administrative	5,618	4,303
Total operating expenses	8,800	10,851
Loss from operations	(8,727)	(10,606)
Other income (expense), net
Interest expense	(119)	(2,019)
Interest income	77	—
Other income (expense)	930	(4)
Change in fair value of warrants	(272)	128
Change in fair value of debt	2,116	—
Change in fair value of earnout liabilities	(1,392)	—
Total other income (expense), net	1,340	(1,895)
Loss before income taxes	(7,387)	(12,501)
Income tax provision	—	—
Net loss	$(7,387)	$(12,501)
Net loss attributable per share to common stockholders, basic and diluted	$(0.28)	$(1.85)
Weighted-average shares used to compute net loss attributable per share to common stockholders, basic and diluted	26,331,475	6,748,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempo Automation Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except number of shares)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	26,329,195	$3	$227,137	$(253,163)	$(26,023)
Net loss	—	—	—	—	—	(7,387)	(7,387)
Issuance of common stock upon exercise of stock options	—	—	7,327	—	2	—	2
Issuance of common stock upon exercise of equity line of credit	—	—	350,000	—	276	—	276
Issuance of common stock to capital market advisors	—	—	461,844	—	665	—	665
Stock-based compensation	—	—	—	—	1,422	—	1,422
Balance at March 31, 2023	—	$—	27,148,366	$3	$229,502	$(260,550)	$(31,045)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	29,520,187	$75,684	10,037,305	$—	$16,117	$(108,312)	$(92,195)
Retrospective application of recapitalization	(29,520,187)	(75,684)	(3,291,751)	1	75,683	—	75,684
Adjusted balance, beginning of year	—	—	6,745,554	1	91,800	(108,312)	(16,511)
Net loss	—	—	—	—	—	(12,501)	(12,501)
Issuance of common stock upon exercise of stock options	—	—	4,320	—	29	—	29
Stock-based compensation	—	—	—	—	865	—	865
Balance at March 31, 2022	—	$—	6,749,874	$1	$92,694	$(120,813)	$(28,118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempo Automation Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,387)	$(12,501)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	527	1,642
Stock-based compensation	1,711	865
Loss on disposal of property and equipment	—	3
Noncash operating lease expense	42	211
Change in fair value of warrants	272	(128)
Change in fair value of debt	(2,727)	—
Change in fair value of earnout liabilities	1,392	—
Changes in operating assets and liabilities:
Accounts receivable	699	430
Contract assets	(216)	(309)
Inventory	236	(541)
Prepaid expenses and other current assets	244	(527)
Other noncurrent assets	(251)	(838)
Accounts payable	1,139	204
Contract liabilities	(43)	278
Accrued liabilities	(790)	1,390
Operating lease liabilities	(151)	(263)
Net cash used in operating activities	(5,303)	(10,084)
Cash flows from investing activities:
Purchases of property and equipment	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Principal payments under finance lease obligations	(307)	(255)
Proceeds from issuance of debt	—	15,000
Payment of debt issuance costs	—	(111)
Debt repayment	(219)	(200)
Proceeds from exercise of stock options	2	29
Proceeds from issuance of common stock	941	—
Payment of deferred transaction costs	—	(102)
Net cash provided by financing activities	417	14,361
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,886)	4,264
Cash, cash equivalents and restricted cash at beginning of period	7,433	3,184
Cash, cash equivalents and restricted cash at end of period	$2,547	$7,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempo Automation Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)Description of Business

Tempo Automation Holdings, Inc. (formerly known as ACE Convergence Acquisition Corp. prior to the consummation of the business combination) (together with its subsidiaries, the “Company,” “Tempo,” “us,” “our” or “we”) is a Printed Circuit Board Assembly (“PCBA”) service company that was incorporated in Delaware in 2022. Tempo provides on-demand PCBA services for prototyping and low volume production. The Company’s proprietary software combines with traditional processes and off-the-shelf software to create a digital thread from estimating to shipping. This digital thread enhances Tempo’s ability to execute complex manufacturing processes quickly and precisely.

On November 22, 2022, ACE Convergence Acquisition Corp. (“ACE”) and its subsidiary, ACE Convergence Subsidiary Corp, acquired Legacy Tempo via a series of mergers, whereby Legacy Tempo merged into ACE Convergence Subsidiary Corp, (“Merger Sub”), and became a wholly owned subsidiary of ACE (the “Merger”). ACE was renamed Tempo Automation Holdings, Inc. (also referred to herein as “New Tempo”). Prior to the Merger, ACE Convergence Acquisition LLC was the sponsor of ACE (the “Sponsor”) and with the close of the Merger either ACE Convergence Acquisition LLC or affiliated entities, remained a significant shareholder in the Company.

In connection with the execution of the Merger, New Tempo received proceeds from a number of investors (the “PIPE Investors”), pursuant to the Third Amended and Restated Subscription Agreement, whereby such investors agreed to purchase an aggregate of 550,000 shares of common stock (the “Committed PIPE Shares”), for an aggregate purchase price of $5.5 million, in a private placement pursuant to the subscription agreements (the “PIPE”). Of the $5.5 million, New Tempo received a cash inflow of $3.5 million and an existing investor holding $2.0 million in the Trust agreed to participate in the PIPE investment, exchanging its shares in Trust for PIPE shares. Pursuant to the PIPE subscription agreement, an additional 2,000,000 shares of common stock (the “Incentive PIPE Shares”) were issued to the PIPE Investors (including to the LSA PIPE Investors, as discussed below) on a pro-rata basis as an incentive to purchase the shares under the Third Amended and Restated PIPE Subscription Agreement. The funding from the PIPE Investors closed immediately prior to the closing of the Merger.

In addition to the Committed PIPE Shares and Incentive PIPE Shares issued at the closing of the PIPE investment, New Tempo agreed that the newly merged entity would:

●	issue additional shares of common stock to each PIPE Investor (the “Additional Shares”) in the event that the volume weighted average price per share (“Adjustment Period VWAP”) of New Tempo common stock during the 30 days commencing on the date on which a registration statement registering the resale of the shares of New Tempo common stock acquired by such PIPE Investors is declared effective is less than $10.00 per share; and
●	transfer to the PIPE subscribers (to the extent such subscribers committed shares are still outstanding) up to an additional 1,000,000 shares (“Additional Period Shares”) in the event that during the additional period the volume weighted average price per share (“Additional Period VWAP”) is less than the Adjustment Period WVAP during the fifteen month period following closing of the Merger.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023, and 2022. The results for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the results expected for the year or any other periods. These interim financial statements should be read in conjunction with Tempo’s Annual Report, where we include additional information on our critical accounting estimates, policies, and the methods and assumptions used in our estimates. The unaudited condensed consolidated balance sheet as of December 31, 2022, has been derived from the Company’s audited financial statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and contract assets and liabilities; allowance for doubtful accounts; determination of fair value of debt; determination of fair value of warrants; determination of fair value of earnout liabilities; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; accrued liabilities; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the financial statements.

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

Liquidity and Going Concern

The Company has experienced negative cash flows from operations since inception and expects negative cash flows from operations to continue for the foreseeable future. The Company had an accumulated deficit of $260.6 million, cash, cash equivalents and restricted cash of $2.5 million and a working capital deficiency of $33.5 million as of March 31, 2023. During the three months ended March 31, 2023, the Company used net cash of $5.3 million in operating activities and incurred a net loss of $7.4 million. Additionally, as of the date these financial statements were available for issuance, the Company had approximately $3.5 million of loan contractual principal payments and finance lease obligations coming due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to fund planned operations while meeting obligations as they come due, the Company will need to secure additional debt or equity financing. These plans for additional financings are intended to mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. Failure to secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, assuming the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course.

Revenue from Contracts with Customers

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

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products and services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract. Our contracts typically consist of a single performance obligation for assembled PCBAs.

As part of the term and conditions of the customer contract, we generally offer a warranty for a period of thirty days from the date of the shipment. This warranty provides the customers with assurance that the assembled product complies with the agreed upon workmanship specifications and/or standards. Therefore, as the warranty cannot be purchased separately and only provides assurance that the product complies with agreed-upon workmanship specifications and/or standards, the warranty is not considered a separate performance obligation.

(3)	Determine the transaction price:

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products and services to the customer. The transaction price generally consists of fixed consideration as noted in each purchase order. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that contracts do not include a significant financing component.

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

As of March 31, 2023 and December 31, 2022, one customer accounted for 61% of our accounts receivable. No other customers accounted for more than 10% of our accounts receivable, net.

During the three months ended March 31, 2023, one customer accounted for 46% of our total revenue. During the three months ended March 31, 2022, two customers accounted for 40% and 19% of our total revenue, respectively. No other customers accounted for more than 10% of our total revenue.

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

A contract liability results when payments from customers are received in advance for assembly and manufacturing of the goods. The Company recognizes contract liabilities as revenues upon satisfaction of the underlying performance obligations. Deferred revenue that is expected to be recognized as revenue during the subsequent twelve-month period from the date of billing is recorded in contract liabilities and the remaining portion, if any, is recorded in contract liabilities, noncurrent on the accompanying balance sheets at the end of each reporting period. For the three months ended March 31, 2023 and 2022, the Company recognized as revenue of $0.4 million and $0.1 million that was included in the contract liabilities balance at the beginning of the related periods, respectively.

b.	Contract Assets

Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Unbilled receivables that are expected to be billed during the subsequent twelve-month period from the date of revenue recognition are recorded in contract assets, and the remaining portion, if any, is recorded in other noncurrent assets on the accompanying balance sheets at the end of each reporting period. As of March 31, 2023 and December 31, 2022, there were no amounts attributable to contract assets recorded within other noncurrent assets.

Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment.

Below are the billed receivables, unbilled receivables, and deferred revenue (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accounts receivable, net	$1,934	$2,633
Contract assets	449	233
Contract liabilities	2,552	2,595

Segment Reporting and Geographic Information

For the three months ended March 31, 2023 and 2022, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Chief Executive Officer is the chief operating decision maker as she is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole. Substantially, all of the Company’s revenues are domestic sales and fixed assets are physically located in the United States.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid securities that mature within three months or less from the original date of purchase to be cash equivalents. The Company maintains the majority of its cash balances with commercial banks in interest bearing accounts. Cash and cash equivalents include cash held in checking and savings accounts and highly liquid securities with original maturity dates of three months or less from the original date of purchase. Cash balances with each commercial bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023 and December 31, 2022, the Company had accounts with cash balances outstanding over the FDIC’s $250,000 insurable amount.

The restricted cash balance as of March 31, 2023 and December 31, 2022 represents $0.3 million related to a letter of credit for the Company’s office space lease.

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$2,227	$7,113
Restricted cash	320	320
Total cash, cash equivalents and restricted cash	$2,547	$7,433

Financial Institution Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the FDIC’s insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flow

Net Loss Per Share of Common Stock

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its preferred stock to be participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in any losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of preferred stock, stock options, preferred and common stock warrants and convertible notes. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Related Parties

As discussed in Note 1 — Organization, in October 2021, ACE entered into a Merger Agreement with Merger Sub and Legacy Tempo. The Chief Financial Officer of New Tempo was also a director of ACE and was therefore considered an interested related party to the business combination. Additionally, the Company issued promissory notes to Point72 Ventures Investments, LLC (“P72”) and Lux Ventures IV, L.P. (“Lux”) and entered into a bridge note with ACE and AEPI during the nine months ended September 30, 2022

Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. The amendments in ASU 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard is effective for the Company beginning January 1, 2023 and the implementation of the standard did not have a material impact to the Company’s financial statements.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires accounting for contract assets and liabilities from contracts with customers in a business combination to be accounted for in accordance with ASC 606. The standard is effective for the Company beginning January 1, 2023 and the implementation of the standard did not have a material impact to the Company’s financial statements.

(3)	Fair Value Measurements

The following table provides a summary of all financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Warrant liabilities	$661	$—	$—	$661
Earnout liability – Tempo Earnout	—	—	1,770	1,770
Earnout liability – Additional Period Shares	—	—	795	795
A&R LSA (as defined below) Borrowings	—	—	17,374	17,374
Total	$661	$—	$19,939	$20,600

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Warrant liabilities	$—	$389	$—	$389
Earnout liability – Tempo Earnout	—	—	410	410
Earnout liability – Additional Period Shares	—	—	763	763
A&R LSA (as defined below) Borrowings	—	—	20,101	20,101
Total	$—	$389	$21,274	$21,663

In determining the fair value of the number of earnout shares issuable to eligible Tempo equity holders (the “Tempo Earnout Shares”), the Company used the following inputs and assumptions:

As of March 31, 2023
Volatility	11.5% - 35.0%
Discount rate	8.3% - 17.3%
Expected term	4.5 years

On July 6, 2022, the Company entered into those certain Second Amended and Restated Subscription Agreements with each of the investors named therein (collectively, the “PIPE Investors”) whereby each PIPE Investor was entitled to receive a number of additional shares of Common Stock based on the Company reaching certain volume weighted average price (“VWAP”) thresholds for each share of Common Stock during an adjustment period after the closing of the business combination (such additional shares, the “Additional Period Shares”). In determining the fair value of the Additional Period Shares, the Company used the following inputs and assumptions:

As of March 31, 2023
Volatility	51.8%
Discount rate	4.7%
Expected term	0.9 years

(4) Other Balance Sheet Components

(a)	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$2,271	$2,127
Work in progress	71	451
Total inventory	$2,342	$2,578

(b)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expense	$454	$401
Other current assets	46	343
Total prepaid expenses and other current assets	$500	$744

(c)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Deposits	$251	$—
Advance rent and prepaids	83	83
Total other noncurrent assets	$334	$83

(d)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued legal fees(1)	$4,935	$4,053
Accrued professional fees(1)	1,421	2,446
Accrued sales and business taxes	158	221
Accrued cost of revenue	172	176
Other accrued liabilities	148	313
Total accrued expenses	$6,834	$7,209
(1)	These accrued legal and professional fees primarily relate to the business combination. In addition to the amounts included above, as of March 31, 2023, the Company also recorded $5.3 million and $0.2 million of legal fees and professional fees related to the business combination, respectively, within accounts payable in the consolidated balance sheets. As of December 31, 2022, the Company recorded $5.9 million and $1.2 million of legal fees and professional fees related to the business combination, respectively, within accounts payable in the consolidated balance sheets.

(e)	Accrued Compensation and Related Benefits

	March 31,	December 31,
	2023	2022
Accrued payroll	$217	$380
Accrued vacation	276	244
Accrued commissions	31	39
Accrued payroll taxes	44	26
Total accrued compensation and related benefits	$568	$689

(5)	Borrowing Arrangements

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

The loan bears a cash interest of 8.95% per annum. Interest is payable on the first day of the month. If the loan is in default, it shall bear interest at a rate of an additional 5% per annum. The loan interest expense and discount amortization interest for the year ended December 31, 2022 was $0.1 million and $34 thousand, respectively. The Company was in compliance with the covenants as of March 31, 2023 and December 31, 2022.

In conjunction with entering into the equipment loan and security agreement, the Company entered into a warrant agreement with the lender and issued 18,417 warrants exercisable for the Company’s common stock at $5.51. For further details on the warrants issued in conjunction with the equipment loan and security agreement, see Note 8.

November 2022 Amended and Restated LSA

On November 22, 2022, in connection with the closing of the Merger, the Company entered into that certain First Amended and Restated Loan and Security Agreement (“A&R LSA”), by and among, the Company, as borrower and the lenders party thereto (the “Lenders”), pursuant to which the Lenders committed to lend the Company up to $20.0 million in term loan financing (the “A&R LSA Facility” or the “Credit Facility”). The A&R LSA amended and restated in its entirety that certain Loan and Security Agreement, dated as of October 13, 2021, by and among the Company and the lenders party thereto. The A&R LSA bears interest equal to a per annum rate of the greater of (i) 9.75%, and (ii) 4.25% plus the prime rate then in effect. Additionally, the A&R LSA bears a PIK interest of 3.25% per annum with PIK interest capitalized, compounded, and added to the principal balance monthly in arrears. As of December 31, 2022, the Company had $0.1 million of accrued PIK interest associated with A&R LSA. Repayments of the principal balance outstanding from the A&R LSA commence in December 2023. The A&R LSA Facility matures on December 1, 2025, but if this loan is not fully repaid by May 15, 2024, the Company would be required to pay an exit fee equal to 80% of the principal. As of March 31, 2023 and the filing date of this Quarterly Report, the Company was not able to maintain Unrestricted Cash (as defined in the A&R LSA) of $5.0 million at all times (the “Unrestricted Cash Covenant)” and was not in compliance with the Unrestricted Cash Covenant. The Company has elected to account for borrowings under the A&R LSA under the fair value option. Additionally, the Company has elected to account for the interest expense derived from the A&R LSA through the change in fair value of debt in the consolidated statement of operations. The Company had interest expense of $0.6 million during the three months ended March 31, 2023 which was expensed through the change in fair value of debt.

The following table sets forth the net carrying amount of borrowings as of March 31, 2023 (in thousands):

	Loan Payable,	Loan Payable,
	Current	Noncurrent	Total
SQN Equipment Loan	$901	$438	$1,339
A&R LSA (FVO)	17,374	—	17,374
Total loan payable	$18,275	$438	$18,713

The following table sets forth the net carrying amount of borrowings as of December 31, 2022 (in thousands):

	Loan Payable,	Loan Payable,
	Current	Noncurrent	Total
SQN Equipment Loan	$876	$663	$1,539
A&R LSA (FVO)	20,101	—	20,101

Total loan payable	$20,977	$663	$21,640

SQN Equipment Loan

As of March 31, 2023
Total notes payable	$1,254
Add: accretion of final interest payable	115
Less: loan payable, current	(901)
Less: unamortized debt discount	(30)
Total loan payable, noncurrent	$438

As of December 31, 2022
Total notes payable	$1,472
Add: accretion of final interest payable	106
Less: loan payable, current	(876)
Less: unamortized debt discount	(39)
Total loan payable, noncurrent	$663

A&R LSA (FVO)

Fair Value – Level 3
Balance, January 1, 2023	$20,101
Additions	—
Less: Payments	—
Change in fair value	(2,727)
Balance, March 31, 2023	$17,734

Fair Value – Level 3
Balance, January 1, 2022	$—
Additions	20,000
Less: Payments	(250)
Change in fair value	351
Balance, December 31, 2022	$20,101

In determining the fair value of the A&R LSA as of March 31, 2023, the Company used the following inputs and assumptions:

March 31, 2023
Expected term	2.7 years
Discount rate	25.6%

The notes payable future contractual principal payments are as follows during the years noted (in thousands):

As of
March 31, 2023
2023 (remaining)	$1,016
2024	4,789
2025	15,449
Total future principal payments	$21,254

(6) Borrowing Arrangements – Related Party

Asia-IO

On August 12, 2020, the Company entered into a $0.6 million working capital facility (the “Working Capital Facility”) with ASIA-IO Advisors Limited, a related party. The Working Capital Facility does not bear interest and does not have a maturity date. As of March 31, 2023 and December 31, 2022, the Company has not repaid the $0.6 million Working Capital Facility.

(7) Stockholders’ Deficit

The Company has reserved shares of common stock for issuance related to stock options and restricted stock units (“RSUs”), warrants, shares reserved for future grants and earnout shares:

As of
March 31,
2023
Warrants to purchase common stock	18,106,559
Options to purchase common stock and RSUs	5,706,845
Shares reserved for future grants	1,916,425
Earnout shares	7,000,000
Total shares of common stock reserved	32,729,829

(8)	Warrants

Equity Classified Warrants

The following equity classified warrants were outstanding as of March 31, 2023 and December 31, 2022:

Warrants to purchase	Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	11,499,987	$11.50	7/27/2020	11/21/2027

Liability Classified Warrants

As of March 31, 2023 and December 31, 2022, the Company has the following liability-classified warrants outstanding:

Warrants to purchase	# of Shares	Exercise Price	Issuance Date	Expiration Date
Common Stock	6,572	$16.17	10/13/2017	10/13/2027
Common Stock	4,759,536	$11.50	7/27/2020	11/21/2027
Common Stock	468,750	$11.50	7/27/2020	11/21/2027
Common Stock	891,714	$11.50	7/27/2020	11/21/2027
Common Stock	480,000	$11.50	7/27/2020	11/21/2027
	6,606,572

The following tables details the changes in fair value of the liability-classified warrants, for the three months ended March 31, 2023 and 2022 (in thousands):

Fair Value
Warrants outstanding – January 1, 2023	$389
Change in fair value	272
Warrants outstanding – March 31, 2023	$661

Fair Value
Warrants outstanding - January 1, 2022	$5,573
Warrants issued	1,377
Change in fair value	(128)
Warrants outstanding – March 31, 2022	$6,822

The change in fair value as shown in the table above is recorded as a change in fair value of warrants in the condensed statements of operations.

(9)	Stock-Based Compensation

Amended And Restated 2015 Equity Incentive Plan

In April 2015, the board of directors of Legacy Tempo prior to the Merger adopted the 2015 Equity Incentive Plan (“the 2015 Plan”), which was subsequently approved by the Legacy Tempo’s stockholders. The 2015 Plan was terminated in connection with the closing of the Merger, and accordingly, no shares are currently available for grant under the 2015 Plan. The 2015 Plan continues to govern outstanding awards granted thereunder.

2022 Incentive Award Plan

In November 2022, the board of directors of Tempo adopted the Tempo Automation Holdings, Inc. 2022 Incentive Award Plan (“the 2022 Plan”), which was subsequently approved by the Company’s stockholders. As of March 31, 2023, there were 1,916,425 shares of common stock available for issuance under the 2022 Plan.

Option Activity

A summary of cumulative option activity under the 2015 Plan and the 2022 Plan is as follows:

	Options outstanding
		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise price	contractual term	intrinsic value
	shares	per share	(in years)	(in thousands)

Outstanding – December 31, 2022	2,754,199	$4.73	7.46	$77
Options granted	1,441,763	1.33
Options exercised	(7,327)	0.27
Options forfeited	(38,519)	2.50
Options expired	(63,261)	9.63
Outstanding – March 31, 2023	4,086,855	4.48	7.81	77
Vested during the period	188,168	3.70	9.02	—
Vested at end of period	2,017,112	6.25	6.06	77
Exercisable at the end of the period	2,017,112	6.25	6.06	77
Shares expected to vest	2,069,743	2.74	9.53	—
Vested and expected to vest	4,086,855	4.48	7.81	77

RSU Activity

A summary of the 2015 Plan RSU activity is as follows:

		Weighted-
	Number of Awards	Average
	Outstanding	Grant Date Fair Value
Unvested Balance – December 31, 2022 & March 31, 2023	1,619,990	$22.25

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

The following assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Weighted-average expected term	5.77
Weighted-average expected volatility	67.48%
Weighted-average risk-free interest rate	3.64%
Weighted-average expected dividends	—%

Stock-based compensation expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying statements of operations during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$85	$167
Research and development	447	225
Sales and marketing	110	185
General and administrative	1,069	288
Total stock-based compensation expense	$1,711	$865

As of March 31, 2023, there were a total of $4.5 million and $6.2 million of unrecognized employee compensation costs related to service-based options and RSUs, respectively, excluding unrecognized costs associated with performance-based stock options and RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.62 years and 2.45 years for service-based options and RSUs, respectively. The weighted-average grant date fair value of the shares granted during the three months ended March 31, 2023 was $0.83 per share. The weighted-average grant date fair value of the shares granted during the year ended December 31, 2022 was $1.86 per share.

(10)	Commitments and Contingencies

Operating Leases

The table below presents the operating lease-related assets and liabilities recorded on the condensed balance sheets (in thousands):

	Classifications on the condensed consolidated financial statements	As of March 31, 2023
Operating lease assets	Operating leases – right-of-use asset	$329
Operating lease liability, current	Operating lease liability, current	372
Operating lease liability, noncurrent	Operating lease liability, noncurrent	23

	Classifications on the condensed consolidated financial statements	As of December 31, 2022
Operating lease assets	Operating leases– right-of-use asset	$371
Operating lease liability, current	Operating lease liability, current	516
Operating lease liability, noncurrent	Operating lease liability, noncurrent	30

The estimated incremental borrowing rate used to measure the lease liability is 8.95%. Rent expense recorded was $0.2 million for the three months ended March 31, 2023 and 2022 within general and administrative expenses in the consolidated statement of operaitons. Variable lease expenses for the three months ended March 31, 2023 and 2022 were immaterial.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2023 are as follows (in thousands):

As of March 31,
2023
2023 (remaining)	$372
2024	29
Total future lease payments	401
Less imputed interest	(6)
Total operating lease liability	$395

Finance Leases

On February 16, 2023, the Company entered into a three-month extension of the lease of its corporate headquarters through August 31, 2023.

The table below presents the finance lease-related assets and liabilities recorded on the condensed balance sheets and the condensed statement of operations (in thousands):

	Classification on the condensed consolidated financial statements	As of March 31, 2023
Finance lease assets	Property and equipment, net	$3,252
Finance lease liability, current	Finance lease, current	416
Finance lease liability, noncurrent	Finance lease, noncurrent	883

		Three Months Ended
	Classification on the condensed consolidated financial statements	March 31, 2023
Depreciation of the leased asset	Cost of revenue	$136
Lease interest expense	Other income (expense), net	69

	Classification on the condensed financial consolidated statements	As of December 31, 2022
Finance lease assets	Property and equipment, net	$3,383
Finance lease liability, current	Finance lease, current	1,606
Finance lease liability, noncurrent	Finance lease, noncurrent	—

		Three Months Ended
	Classification on the condensed consolidated financial statements	March 31, 2022
Depreciation of the leased asset	Cost of revenue	$137
Lease interest expense	Other income (expense), net	121

Future minimum lease payments under finance lease are as follows (in thousands):

As of March 31,
2023
2023 (remaining)	$691
2024	671
2025	671
2026	416
Total future lease payments	2,449
Less: imputed interest	(1,150)
Total finance lease liability	$1,299

The weighted average remaining lease term for our operating leases and finance leases is 1.0 years and 3.3 years and the weighted average discount rate of our operating leases and finance leases is 8.95% and 18.71%, respectively. Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash flows paid for operating leases	$307	$299
Financing cash flows paid for finance leases	376	376

(11)	Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets. The Company is maintaining an unrecognized tax benefit reserve in the amount of $0.4 million related to research and development credits.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned. Accordingly, the Company recorded a $0.9 million employee retention credit during the three months ended March 31, 2023, which is included in other income in the consolidated statements of operations.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. The IRA contains two main corporate income tax provisions, including a 15% minimum tax on the average annual adjusted financial statement income of corporations with profits over $1 billion over a three-year period as well as a 1% excise tax on the corporate stock buybacks by domestic publicly traded corporations. The Company is currently evaluating the impact of the IRA on its financial statements for tax year 2023 but does not expect a material impact to the Company’s tax position.

(12)	Net Loss Per Share

The Company uses the two-class method to calculate basic net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share.

No dividends were declared or paid for the three months ended March 31, 2023 and 2022. Undistributed earnings for each period are allocated to participating securities, including the preferred stock for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there are no contractual obligations for the preferred stockholders to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

The table below sets forth the computation of basic and diluted net loss per share (in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted:
Net loss	$(7,387)	$(12,501)
Weighted-average number of shares of common stock outstanding	26,331,475	6,748,520
Basic and diluted net loss per share	$(0.28)	$(1.85)

Basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2023 and 2022, as the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Shares of common stock issuable from stock options	5,706,845	2,767,628
Shares of common stock issuable from common stock warrants	18,106,559	543,539
Potential shares of common stock excluded from diluted net loss per share	23,813,404	3,311,167

(13)	Subsequent Events

The Company has evaluated subsequent events for recognition and remeasurement purposes from March 31, 2023 through May 15, 2023, which is the date the condensed consolidated financial statements were available to be issued. The Company has determined that there are no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements, other than:

Optimum Merger Agreement

On March 25, 2023, the Company entered into a Securities Purchase Agreement to acquire all the outstanding equity of Optimum Design Associates, Inc. and Optimum Design Associates Pty. Ltd. (together “ODA”) for consideration of up to $6.8 million in cash, to be paid in three installments over one year, 4,400,000 shares of common stock, to be awarded within five days of the closing date of the Securities Purchase Agreement, and up to $7.5 million in additional consideration, to be awarded in the future dependent on the financial performance of ODA. Subject to securing the required financing and satisfying other closing conditions, the Optimum acquisition is anticipated to close in either the late second or third quarter of 2023. the Company is continuing to assess the impact and valuation of the ODA merger as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Tempo’s audited annual consolidated financial statements and related notes appearing elsewhere in our Annual Report on Form 10-K as of and for the years ended December 31, 2022 and 2021 as filed with the United States Securities and Exchange Commission on April 18, 2023. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of our Annual Report captioned “Risk Factors”, elsewhere in our Annual Report, and elsewhere in our Quarterly Report, actual results may differ materially from those anticipated in these forward-looking statements.

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

Tempo has developed a technology-enabled, accelerated manufacturing platform to streamline this electronic product realization process, thereby helping our customers bring new products to market faster. We believe that our platform offers customer benefits that are highly desired by the market and not available from alternative solutions through our:

●	Customer portal, which provides low-friction estimating, ordering, and data ingestion via a secure cloud-based interface. Our customer portal offers interpretation, and visual rendering of engineering, design, and supply chain data with minimal human involvement, which ultimately allows hardware engineers to estimate the cost of manufacturing their design quickly and efficiently.
●	Manufacturing support software, which is a continuous, bi-directional digital thread that connects our customers designs and data to our smart factory. It is extendable and manageable across multiple sites and locations.

Tempo’s software platform helps companies iterate faster. In the status quo, each of estimating, manufacturability review, procurement, setup, and manufacturing are largely manual processes. We estimate that, on average, these production process steps collectively take approximately 20 days when executed using traditional methods. By contrast, with Tempo’s software accelerated manufacturing platform, these processes can be completed in as quickly as five days.

Recent Developments

Notice of Non-Compliance from Nasdaq

On April 24, 2023, the Company received a letter (the “MVLS Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days prior to the date of the MVLS Letter, the Company’s market value of listed securities (“MVLS”) was below the $50 million minimum MVLS requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until October 23, 2023 (the “MVLS Compliance Date”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50 million for a minimum of 10 consecutive business days at any time prior to the MVLS Compliance Date. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

On May 5, 2023, the Company received a letter (the “Bid Price Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the Bid Price Letter, the closing bid price for the Common Stock was below the $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will have 180 calendar days, or until November 1, 2023 (the “Bid Price Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to the Bid Price Compliance Date. If the Company regains compliance with the Bid Price Requirement, Nasdaq will provide the Company with written confirmation and will close the matter.

On May 10, 2023, the Company received a letter (the “MVPHS Letter” and, together with the MVLS Letter and the Bid Price Letter, the “Letters”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the MVPHS Letter, the Company’s market value of publicly held shares (“MVPHS”) was below the $15 million required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company will have 180 calendar days, or until November 6, 2023 (the “MVPHS Compliance Date”), to regain compliance with the MVPHS Requirement. To regain compliance with the MVPHS Requirement, the MVPHS must equal or exceed $15 million for a minimum of 10 consecutive business days on or prior to the MVPHS Compliance Date. If the Company regains compliance with the MVPHS Requirement, Nasdaq will provide the Company with written confirmation and will close the matter.

The Letters are only notifications of deficiencies, not of imminent delisting, and have no current effect on the listing or trading of the Company’s securities. In the event that the Company does not regain compliance with the MVLS Rule by the MVLS Compliance Date, the Bid Price Requirement by the Bid Price Compliance Date or the MVPHS Requirement by the MVPHS Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letters note that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company intends to monitor its MVLS, MVPHS and the closing bid price of the Common Stock and will consider available options to regain compliance with the MVLS Rule, the Bid Price Requirement and the MVPHS Requirement. There can be no assurance that the Company will be able to regain compliance with the MVLS Rule, the Bid Price Requirement or the MVPHS Requirement or that the Company will otherwise remain in compliance with other Nasdaq listing criteria.

Changes in the Company’s Certifying Accountant

The Audit Committee (the “Committee”) of the Board of Directors of the Company (the “Board”) conducted a competitive selection process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. The Committee invited several international public accounting firms to participate in this process. As a result of this process, on April 18, 2023, the Committee approved the appointment of WithumSmith+Brown PC (“Withum”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, subject to completion of its standard client acceptance procedures, and dismissed BDO USA, LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, as the Company’s independent registered public accounting firm, effective as of April 18, 2023. On April 18, 2023, the Board unanimously approved the appointment of Withum as the Company’s new independent registered public accounting firm, effective as of April 18, 2023.

ODA Acquisition

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

The Purchase Agreement contained certain customary termination rights, including the right for either the Company or the Sellers to terminate the Purchase Agreement if (i) with respect to the U.S. Sale, such transaction was not consummated by May 31, 2023 (the “U.S. End Date”) or (ii) with respect to the Australia Sale, such transaction was not consummated by June 30, 2023 (the “Australia End Date”), in each case, subject to certain customary exceptions. On May 12, 2023, Tempo, ODA, ODA Australia, Mr. Barbin and Mr. Hileman entered into the First Amendment to Purchase Agreement, pursuant to which the parties agreed to, among other things, (i) extend the U.S. End Date to July 31, 2023 and (ii) extend the Australia End Date to August 30, 2023.

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

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in our Annual Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our critical accounting policies and estimates have not changed significantly since the filing of the Annual Report.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table sets forth Tempo’s consolidated statements of operations data for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022	$ Change	% Change
Consolidated Statement of Operations:
Revenue	$2,773	$3,897	$(1,124)	(29)%
Cost of revenue	2,700	3,652	(952)	(26)%
Gross profit	73	245	(172)	(70)%
Operating expenses
Research and development	1,936	3,329	(1,393)	(42)%
Sales and marketing	1,245	3,219	(1,974)	(61)%
General and administrative	5,618	4,303	1,315	31%
Total operating expenses	8,800	10,851	(2,051)	(19)%
Loss from operations	(8,727)	(10,606)	1,879	(18)%
Other income (expense), net
Interest expense	(119)	(2,019)	1,900	(94)%
Interest income	77	—	77	N.M.
Other income (expense)	930	(4)	934	(23,340)%
Change in fair value of warrants	(272)	128	(400)	(313)%
Change in fair value of debt	2,116	—	2,116	N.M.
Change in fair value of earnout liabilities	(1,392)	—	(1,392)	N.M.
Total other income (expense), net	1,340	(1,895)	3,235	(171)%
Loss before income taxes	(7,387)	(12,501)	5,114	(41)%
Income tax provision	—	—	—	N.M.
Net loss	$(7,387)	$(12,501)	$5,114	(41)%

N.M. - Percentage change not meaningful

Revenue

Revenue for the three months ended March 31, 2023 was $2.8 million, as compared to $3.9 million for the same period in 2022. The period-over-period decrease of $1.1 million, or 29%, was primarily due to global electronic component supply shortages, which lengthened the time between the booking of orders and the recognition of revenue and the end of the new product introduction (“NPI”) portion of the product development lifecycle of a significant customer program.

Cost of revenue and gross profit

Cost of revenue for the three months ended March 31, 2023 was $2.7 million, as compared to $3.7 million for the same period in 2022. The period-over-period decrease of $1.0 million, or 26%, was primarily driven by a decrease in sales which was partially offset by an increase in direct material costs on account of the continued global electronic component supply shortage.

Our gross profits for the three months ended March 31, 2023 decreased by $0.2 million, or 70%, as compared to the three months ended March 31, 2022. The gross profit percentage decreased from 6.3% for the three months ended March 31, 2022 to 2.6% for the three months ended March 31, 2023, primarily due to reduced sales volumes and an increase in direct material costs, both on account of the continued global semiconductor supply shortage.

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 decreased by $1.4 million, or 42%, compared to the same period in 2022. The decrease in research and development expenses was primarily attributable to a $1.4 million decrease in employee compensation and benefits driven by an average decrease of 78% in headcount.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2023 decreased by $2.0 million, or 61%, compared to the same period in 2022. The decrease in sales and marketing expenses was primarily attributable to a $1.5 million decrease in employee compensation and benefits driven by an average decrease of 69% in headcount, a $0.2 million decrease in marketing and promotion services, and a $0.1 million decrease in share-based compensation.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 increased by $1.3 million, or 31%, compared to the same period in 2022. The increase in general and administrative expenses was primarily attributable to a $1.4 million increase in legal and other professional services related to merger and acquisition activities, and a $0.8 million increase in stock-based compensation expense related to the issuance of performance restricted stock units in the third quarter of fiscal year 2022. The increase was partially offset by a $0.5 million decrease in employee compensation and benefits driven by an average decrease of 52% in head count and a $0.1 million decrease in recruiting related expenses.

Interest expense

Interest expense for the three months ended March 31, 2023 decreased by $1.9 million, or 94%, as compared to the same period in 2022. The decrease in interest expense was primarily due to the Company’s repayment of $35.0 million of borrowings in the year ended December 31, 2022, as well as the Company’s election to include interest payments derived from the A&R LSA to be included in the change in the fair value of debt in the consolidated statement of operations.

Interest income

Interest income for the three months ended March 31, 2023 and 2022 was immaterial.

Other income (expense)

Other income (expense) during the three months ended March 31, 2023 was $0.9 million, which was due to tax credits received in the three months ended March 31, 2023. Other income (expense) during the three months ended March 31, 2022 was not material.

Fair value of warrants

Fair value of warrants decreased by $0.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily due to an increase in the price for the Company’s share price during the first quarter of 2023.

Fair value of debt

The Company accounts for borrowings under the amended and restated loan and security agreement under the fair value option, which resulted in a remeasurement loss of $2.7 million during the three months ended March 31, 2023, offset by $0.6 million in interest paid. During the three months ended March 31, 2022, the Company had no borrowings that were accounted for under the fair value option.

Fair value of earnout liabilities

Fair value of earnout liabilities during the three months ended March 31, 2023 decreased by was a loss of $1.4 million. The loss was related to decline in the fair value of the earnout liability to Legacy Tempo shareholders during the three months ended March 31, 2023. The Company had no earnout liabilities during the three months ended March 31, 2022.

Net loss

As a result of the factors discussed above, our net loss for the three months ended March 31, 2023 was $7.4 million, an increase of $5.1 million, or 41%, as compared to a net loss of $12.5 million for the three months ended March 31, 2022.

Liquidity, Capital Resources and Going Concern

Tempo’s primary sources of liquidity is cash provided by common and preferred equity offerings, and cash provided by borrowings from various debt issuances. Since inception, the Company has used its resources principally on product development efforts, including the development of Tempo’s software platform, growing our business, and making necessary investments in building Tempo’s factory in San Francisco. As of March 31, 2023, Tempo had an accumulated deficit of $260.6 million, $2.2 million in cash and cash equivalents, $0.3 million of restricted cash and a working capital deficiency of $33.5 million. During the three months ended March 31, 2023, the Company used net cash of $5.3 million in operating activities and incurred a net loss of $7.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect to require additional funding in the future, from either public or private financing sources. These plans for additional financings are intended to mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of Management’s control, the Company cannot ensure they will be effectively implemented or provide assurance as to the amounts and terms on which additional funds will be available. Failure to secure additional funding, as well as consent and forbearance from our existing lenders, may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. As such, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

November 2022 Amended and Restated LSA

On November 22, 2022, in connection with the closing of the Merger, the Company entered into that the A&R LSA, by and among, the Company, as borrower and Structural Capital Investments III, LP, Series Structural DCO II, a series of Structural Capital DCO, LLC, SQN Tempo Automation, LLC, SQN Venture Income Fund II, LP, and Ocean II PLO LLC, as lenders, pursuant to which the Lenders committed to lend the Company up to $20.0 million in term loan financing (the “A&R LSA Facility” or the “Credit Facility”). The A&R LSA amended and restated in its entirety that certain LSA, dated as of October 13, 2021, by and among the Company and the lenders. The A&R LSA Facility matures on December 1, 2025.

On November 22, 2022, pursuant to terms of the A&R LSA, the Company repaid a portion of the outstanding balance under the LSA to the Lenders in a cash amount equal to $3.0 million, and $0.3 million in lender fees. Additionally, the Lenders entered into the

Lender Subscription Agreements pursuant to which a portion of the outstanding balance under the LSA in an amount equal to $7.0 million was converted into 700,000 shares of common stock at a conversion rate of $10.00 per share. As a result of the modification, tranches 2 through 4 of the original LSA were removed and are not available to be drawn under the new facility.

White Lion Stock Purchase Agreement

On November 21, 2022, the Company entered into the Purchase Agreement and the White Lion Registration Rights Agreement with White Lion. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $100.0 million in aggregate gross purchase price of newly issued shares of Common Stock and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth in the Purchase Agreement. During the three months ended March 31, 2023, 350,000 shares of common stock were sold pursuant to the Purchase Agreement for aggregate proceeds of $0.3 million.

Cash flows for the three months ended March 31, 2023 and 2022

The following table summarizes Tempo’s cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(5,303)	$(10,084)
Net cash used in investing activities	—	(13)
Net cash provided by financing activities	417	14,361

Cash flows from operating activities

For the three months ended March 31, 2023, operating activities used $5.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $7.6 million, offset by our non-cash charges of $1.2 million primarily consisting of depreciation and amortization of $0.5 million, stock-based compensation of $1.7 million, non-cash operating lease expense of $42 thousand, a $0.3 million change in fair value of warrants and a $1.4 million change in fair value of earnout liabilities, which was offset by the change in fair value of debt of $2.7 million. The cash provided from our changes in our operating assets and liabilities was $0.9 million, which was primarily due to a $0.7 million decrease in accounts receivable due to a reduction in billings and timing of collections, a $0.2 million decrease in inventory, a $0.2 million decrease in prepaid expenses and other current assets, a $1.1 million increase in accounts payable related to timing of payments, which was offset by a $0.2 million decrease in contract assets, a $0.3 million increase in other non-current assets, and a $43 thousand decrease in contract liabilities, a $0.8 million decrease in accrued liabilities, and a $0.2 million decrease in operating lease liabilities.

For the three months ended March 31, 2022, operating activities used $10.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $12.5 million, offset by our non-cash charges of $2.6 million primarily consisting of depreciation and amortization of $1.6 million, stock-based compensation of $0.9 million, non-cash operating lease expense of $0.2 million, which was offset by the change in fair value of warrants of $0.1 million. The cash provided from our changes in our operating assets and liabilities was $0.2 million, which was primarily due to a $0.4 million decrease in accounts receivable, a $0.2 million increase in accounts payable related to timing of payments, a $0.5 million increase in contract liabilities due to increase in prepayment received from customers, $1.1 million increase in accrued liabilities due to legal and professional fees incurred related to merger and acquisition related activities, which was offset by a $0.3 million increase in contract assets, $0.5 million increase in inventory related to materials purchased for upcoming assembly orders, a $0.5 million increase in prepaid expenses and other current assets, a $0.8 million increase in other non-current assets, and a $0.3 million decrease in operating lease liabilities.

Cash flows from investing activities

For the three months ended March 31, 2023, cash provided by investing activities was immaterial.

For the three months ended March 31, 2022, cash used in investing activities was $13 thousand, which consisted solely of property and equipment and purchases.

Cash flows from financing activities

For the three months ended March 31, 2023, cash used in financing activities was $417 thousand, primarily from payments under finance lease obligations of $0.3 million, debt repayments of $0.2 million and payments of deferred transaction costs of $1.6 million, which was primarily offset by net proceeds of $0.9 million from the issuance of common stock.

For the three months ended March 31, 2022, cash used in financing activities was $14.4 million, primarily from $15.0 million from the issuance of debt, which was offset by payments under finance lease obligations of $0.3 million, payments of debt and debt issuance costs of $0.3 million and payments of deferred transaction costs of $0.1 million.

Off Balance Sheet Arrangements

Our off balance sheet arrangements are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our off balance sheet arrangements have not changed significantly since the filing of the Annual Report.

Emerging Growth Company Status

Tempo is an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Tempo intends to elect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date Tempo (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, Tempo’s financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Tempo will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Company’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tempo’s operations expose Tempo to a variety of market risks. Tempo monitors and manages these financial exposures as an integral part of its overall risk management program.

Interest Rate Risk

Our exposure to market risk includes changes in interest rates that could affect the balance sheet, statement of operations, and the statement of cash flows. We are exposed to interest rate risk primarily on variable rate borrowings under the credit facility. There were $20.0 million of borrowings outstanding under debt facilities with variable or semi-variable interest rates as of March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Going Concern” and Note 5 - “Borrowing Arrangements” and Note 6 - “Borrowing Arrangements - Related Party” to the audited Financial Statements as of December 31, 2022 and 2021 of our Annual Report for additional information regarding our outstanding debt obligations.

Additionally, our cash and cash equivalents as of March 31, 2023 consisted of $2.2 million in bank deposits and money market funds. Such interest-earning instruments also carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for the Company’s A&R LSA is variable.

As of March 31, 2023 and December 31, 2022, the impact of a hypothetical change of 10.0% in variable interest rates would not have a material effect on our Financial Statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Concentrations of Credit Risk and Major Customers

Our customer base consists primarily of leading innovators in space, semiconductor, aviation and defense, medical device, as well as industrials and e-commerce. We do not require collateral on our accounts receivables.

As of March 31, 2023 and December 31, 2022, one customer accounted for 61% of our accounts receivable. No other customers accounted for more than 10% of our accounts receivable, net.

During the three months ended March 31, 2023, one customer accounted for 46% of our total revenue. During the three months ended March 31, 2022, two customers accounted for 40% and 19% of our total revenue, respectively. No other customers accounted for more than 10% of our total revenue.

Further, our accounts receivable are from companies within the various industries listed above and, as such, we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and material costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of March 31, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market condition.

Financial Institution Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023, due to the following material weaknesses:

(a)we did not maintain sufficient resources who possess an appropriate level of expertise to timely review account reconciliations and identify, select, and apply GAAP pertaining to revenue recognition, inventory equity administration and to significant financing transactions including business combinations. These control deficiencies resulted in a failure to detect accounting errors in these areas; and

(b)As a result of insufficient resources, we failed to maintain adequate IT general controls, specifically, related to segregation of duties and system implementation.

Changes in Internal Controls over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)), management is required to evaluate, with the participation of our CEO and CFO, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Report, which is incorporated by reference in this Item 1 and Part II, Item 8, Note 10 - Commitments and Contingencies in our Annual Report, for additional information regarding litigation, claims and other legal proceedings.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to Item 1A. Risk Factors of Part I of our Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company. Please see below for material changes to the risk factors previously described in our Annual Report.

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our securities could be delisted.

On April 24, 2023, the Company received the MVLS Letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the MVLS Letter, the Company’s MVLS was below the MVLS Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until October 23, 2023, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $50 million for a minimum of 10 consecutive business days at any time prior to the MVLS Compliance Date. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

On May 5, 2023, the Company received the Bid Price Letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the Bid Price Letter, the closing bid price for the Common Stock was below the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will have 180 calendar days, or until November 1, 2023, to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to the Bid Price Compliance Date. If the Company regains compliance with the Bid Price Requirement, Nasdaq will provide the Company with written confirmation and will close the matter.

On May 10, 2023, the Company received the MVPHS Letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the MVPHS Letter, the Company’s MVPHS was below the MVPHS Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company will have 180 calendar days, or until November 6, 2023, to regain compliance with the MVPHS Requirement. To regain compliance with the MVPHS Requirement, the MVPHS must equal or exceed $15 million for a minimum of 10 consecutive business days on or prior to the MVPHS Compliance Date. If the Company regains compliance with the MVPHS Requirement, Nasdaq will provide the Company with written confirmation and will close the matter.

The Letters are only notifications of deficiencies, not of imminent delisting, and have no current effect on the listing or trading of the Company’s securities. In the event that the Company does not regain compliance with the MVLS Rule by the MVLS Compliance Date, the Bid Price Requirement by the Bid Price Compliance Date or the MVPHS Requirement by the MVPHS Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letters note that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company intends to monitor its MVLS, MVPHS and the closing bid price of the Common Stock and will consider available options to regain compliance with the MVLS Rule, the Bid Price Requirement and the MVPHS Requirement. There can be no assurance that the Company will be able to regain compliance with the MVLS Rule, the Bid Price Requirement or the MVPHS Requirement or that the Company will otherwise remain in compliance with other Nasdaq listing criteria. Any delisting of the Company’s securities would impair your ability to sell or purchase the securities when you wish to do so. The Company cannot provide any assurance that any action taken by the Company to restore compliance with listing requirements would allow the Company’s securities to become listed again following any delisting, or that any such actions would stabilize the market price or improve the liquidity of the Company’s securities. Additionally, if the Company’s securities are delisted from Nasdaq for any reason, the liquidity and price of the Company’s securities may be more limited than if the Company’s securities remained listed on Nasdaq or another national securities exchange. Investors may be unable to sell their securities unless a market with respect to the Company’s securities can be established or sustained.

The Company will require additional capital to continue as a going concern and maintain liquidity to support business growth and this capital might not be available on acceptable terms, if at all.

The Company has experienced negative cash flows from operations since inception and expects negative cash flows fromoperations to continue for the foreseeable future. The Company had an accumulated deficit of $260.6 million, cash, cashequivalents and restricted cash of $2.5 million and a working capital deficiency of $33.5 million as of March 31, 2023. During the three months ended March 31, 2023, the Company used net cash of $5.3 million in operating activities and incurred a net loss of $7.4 million. Additionally, as of the date the Company’s financial statements for the three months ended March 31, 2023 were available for issuance, the Company had approximately $3.5 million of loan contractual principal payments andfinance lease obligations coming due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to fund planned operations while meeting obligations as they come due, the Company will need to secure additional debt or equity financing. These plans for additional financings are intended to mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented or provide assurance as to the amounts and terms on which additional funds will be available. Failure to secure additional funding, as well as consent andforbearance from our existing lenders, may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intendedbusiness objectives. As such, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

The pursuit of additional capital will consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.

We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue andobtain any additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connectionwith our pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any additional financing we obtain. In addition, doubts about our ability to continue as a going concern could impact our relationships with our customers, business partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

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

2.4

Securities Purchase Agreement, dated March 25, 2023, by and among the Company, Optimum Design Associates, Inc., Optimum Design Associates Pty. Ltd., Nick Barbin and Roger Hileman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023).

2.5*

First Amendment to Securities Purchase Agreement, dated as of May 12, 2023, by and among the Company, Optimum Design Associates, Inc., Optimum Design Associates Pty. Ltd., Nick Barbin and Roger Hileman.

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

10.1

Letter Agreement, dated as of March 22, 2023, by and among the Company, Tempo Automation, Inc., Oaktree Capital Management, L.P. and OCM Tempo Holdings, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on April 18, 2023).

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) *

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023	TEMPO AUTOMATION HOLDINGS, INC.

	By:	/s/ Joy Weiss
	Name:	Joy Weiss
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Benton
	Name:	Ryan Benton
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)